Form 10QSB
period 2005-04-30
EDMONDS 1 INC.
filed 2005-06-14
CIK 1309053

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended April 30, 2005

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 13, 2005: 100,000 shares of common stock.

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

  Item 5. Other Information

  Item 6. Exhibits and Reports on Form 8-K

Signature

Item 1. Financial Information
-----------------------------

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended April 30, 2005 are not necessarily indicative of results that may be expected for the year ending October 31, 2005. The financial statements are presented on the accrual basis.

                              AS OF APRIL 30, 2005



Edmonds 1, Inc.
(a development stage company)
Financial Statements Table of Contents




FINANCIAL STATEMENTS
                                                                    Page #





         Balance Sheet                                                F-1


         Statement of Operations and Retained Deficit                 F-2


         Statement of Stockholders Equity                             F-3


         Cash Flow Statement                                          F-4


         Notes to the Financial Statements                            F-5



                                 EDMONDS 1, INC.
                          (a development stage company)
                                  BALANCE SHEET
                   As of APRIL 30, 2005 AND OCTOBER 31, 2004


                                     ASSETS

                                                      April 30, October 31,
CURRENT ASSETS                                            2005      2004
                                                       ---------  --------

        Cash                                           $      0    $     0
                                                       ---------  --------




                      TOTAL ASSETS                     $      0    $     0
                                                       =========  ========

                 LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES

    Accrued expenses                                   $  1,000    $   500
                                                       ---------  --------

                      TOTAL LIABILITIES                   1,000        500

STOCKHOLDER'S EQUITY

  Common Stock - par value $0.0001;
    100,000,000 shares authorized;
    100,000 issued and outstanding                           10         10

  Additional paid in capital                                 90         90

  Accumulated Deficit                                    (1,100)      (600)
                                                       ---------  --------

  Total stockholder's equity                             (1,000)      (500)
                                                       ---------  --------


      TOTAL LIABILITIES AND EQUITY                     $      0    $     0
                                                       =========  ========




   The accompanying notes are an integral part of these financial statements.


                                 EDMONDS 1, INC.
                          (a development stage company)
                             STATEMENT OF OPERATIONS
                For the six months ending April 30, 2005, and
            from inception (August 19, 2004) through April 30, 2005



                                                    Six Months          From Inception to
                                                  April 30, 2005          April 30, 2005

 REVENUE
     Sales                                           $        0           $         0
     Cost of sales                                            0                     0
                                                    -----------           -----------

 GROSS PROFIT                                                 0                     0

     GENERAL AND ADMINISTRATIVE EXPENSES                    500                 1,100
                                                    -----------           -----------

 NET LOSS                                                  (500)               (1,100)

 ACCUMULATED DEFICIT, BEGINNING BALANCE                       0                     0
                                                    -----------           -----------

 ACCUMULATED DEFICIT, ENDING BALANCE                 $     (500)          $    (1,100)
                                                    ===========           ===========


NET EARNINGS PER SHARE

     Basic Earnings Per Share
     Net loss per share                          (Less than .01)

     Basic Weighted Average
     Number of Common Shares Outstanding                100,000






   The accompanying notes are an integral part of these financial statements.


                                 EDMONDS 1, INC.
                          (a development stage company)
                             STATEMENT OF OPERATIONS
                    For the three months ending April 30, 2005



                                                   Three Months
                                                  April 30, 2005

 REVENUE
     Sales                                           $        0
     Cost of sales                                            0
                                                    -----------

 GROSS PROFIT                                                 0

     GENERAL AND ADMINISTRATIVE EXPENSES                    250
                                                    -----------

 NET LOSS                                                  (250)





   The accompanying notes are an integral part of these financial statements.


                                 EDMONDS 1, INC.
                          (a development stage company)
                        STATEMENT OF STOCKHOLDER'S EQUITY
            From inception (August 19, 2004) through April 30, 2005


                                                        ADDITIONAL    ACCUMULATED
                              SHARES     COMMON STOCK    PAID IN        DEFICIT         TOTAL
                           ------------- ------------- -----------   -------------- -------------
Stock issued on acceptance
   Of incorporation expenses
   August 19, 2004              100,000   $       10     $     90     $         0    $      100

Net loss                                                                     (600)         (600)
                            ------------ ------------ ------------   -------------- -------------

Total at October 31, 2004       100,000   $       10     $     90     $      (600)   $     (500)

Net loss                                                                     (500)         (500)
                            ------------ ------------ ------------   -------------- -------------

Total at April 30, 2005         100,000   $       10     $     90     $    (1,100)   $   (1,000)
                            ============ ============ ============   ============== =============






   The accompanying notes are an integral part of these financial statements.


                                 EDMONDS 1, INC.
                          (a development stage company)
                             STATEMENT OF CASH FLOWS
                  For the six months ended April 30, 2005, and
             from inception (August 19, 2004) through April 30, 2005



                                                                                From
CASH FLOWS FROM OPERATING ACTIVITIES                       April 30, 2005     Inception
        Net income (loss)                                      $(500)          $(1,100)
        Compensation in the form of stock                          0               100
        Increases (Decrease) in accrued expenses                 500             1,100
                                                             -------           -------

NET CASH PROVIDED OR (USED) IN OPERATIONS                          0                 0

CASH FLOWS FROM INVESTING ACTIVITIES

        None                                                       0                 0

CASH FLOWS FROM FINANCING ACTIVITIES

        None                                                       0                 0

CASH RECONCILIATION

        Net increase (decrease) in cash                            0                 0
        Beginning cash balance                                     0                 0
                                                              -------           -------

CASH BALANCE AT END OF PERIOD                                  $   0           $     0
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

8.   Stockholder's Equity:
     --------------------

COMMON STOCK:

Common Stock includes 100,000,000 shares authorized at a par value of $0.0001, of which 100,000 have been issued for the amount of $100 on August 19, 2004 In acceptance of the incorporation expenses for the Company. The shares were accounted for as compensation to the officer incorporating.

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

Results of Operation
--------------------

The Company did not have any operating income from inception (August 19, 2004) through April 30, 2005, the registrant recognized a net loss of $1,100. Some general and administrative expenses from inception were accrued. Expenses from inception were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources
-------------------------------

At April 30, 2005 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

          None

Item 3.   Defaults Upon Senior Securities.

          None

Item 4.   Submission of Matters to a Vote of Security
          Holders.

          No matter was submitted during the quarter ending April 30, 2005, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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

                                 Edmonds 1, Inc.
                                 Registrant


Date: June 13, 2005              By: /s/ Richard Neussler
                                 -----------------------------------
                                 Richard Neussler
                                 President