Form 10KSB
period 2005-10-31
EDMONDS 1 INC.
filed 2005-12-23
CIK 1309053

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   -----------------------------------------

                                   FORM 10-KSB

                   -----------------------------------------

                 Annual Report Under Section 13 or 15(d) of the

                         SECURITIES EXCHANGE ACT OF 1934

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                              For Fiscal Year Ended
                                October 31, 2005

                           Commission File #000-51055

                                 EDMONDS 1, INC.
             (Exact name of registrant as specified in its charter)

                                    Delaware
         (State or other jurisdiction of incorporation or organization)


                      (IRS Employer Identification Number)

                               4000 Bridgeway, Suite 101
                                  Sausalito, CA 94965
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


                                 (415) 339-4240
                            (ISSUER TELEPHONE NUMBER)


Securities registered pursuant to Section 12(b) of the Act:   None

     Title of each class               Name of each exchange on which registered
     -------------------               -----------------------------------------

     -------------------               -----------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.001 par value
                         -------------------------------
                                (Title of class)

                         -------------------------------
                                (Title of class)


              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   [X]     No [   ]

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes   [X]     No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Revenues for year ended October 31, 2005: $-0-

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 22, 2005, was: $-0-

Number of shares of the registrant's common stock outstanding as of December 22, 2005 is: 100,000

We do not have a Transfer Agent.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

Edmonds 1 Inc. was incorporated on August 19, 2004 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. We have been in the developmental stage since inception and has no operations to date other than issuing shares to our original shareholder.

We will attempt to locate and negotiate with a business entity for the combination of that target company with us. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under
Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that we will be successful in locating or negotiating with any target company.

We have been formed to provide a method for a foreign or domestic private company to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market.

We have targeted Red Mile Entertainment, Inc. ("Red Mile") as a potential merger candidate. To date we have not entered into any agreement with Red Mile but Red Mile is our sole shareholder and we anticipate completing a merger transaction once Red Mile has completed its audited financial statements.

Red Mile is a Florida corporation located in Sausalit0, California. Red Mile develops and publishes interactive software games that are playable by consumers on home video game consoles , personal computers and handheld video game players. Examples of Consoles include Sony PlayStation2 (tm), Microsoft Xbox
(tm) and Nintendo GameCube (tm), and examples of Handheld s include Sony PlayStation Portable "PSP", Nintendo Game Boy (tm) Advance and Nintendo DS. Red Mile is currently developing and publishing for Sony's PlayStation 2 and PSP, for Microsoft's Xbox and for PCs. Once Red Mile develops a game, Rd Mile then licenses the distribution rights on a worldwide basis to a co-publishing partner(s) that provides retail marketing, sales and distribution support. Red Mile's first two products were shipped in August and September 2005 in North America and in October and November in Europe.


PERCEIVED BENEFITS

There are certain perceived benefits to being a reporting company with a class of publicly- traded securities. These are commonly thought to include the following:

* the ability to use registered securities to make acquisitions of assets or businesses;
*    increased visibility in the financial community;
*    the facilitation of borrowing from financial institutions;
*    improved trading efficiency;
*    shareholder liquidity;
*    greater ease in subsequently raising capital;
* compensation of key employees through stock options for which there may be a market valuation;
*    enhanced corporate image;
*    a presence in the United States capital market.

POTENTIAL TARGET COMPANIES

A business entity, if any, which may be interested in a business combination with us may include the following:

* a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses;
* a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;
* a company which wishes to become public with less dilution of its common stock than would occur upon an underwriting;
* a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public;
* a foreign company which may wish an initial entry into the United States securities market;
* a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan;
* a company seeking one or more of the other perceived benefits of becoming a public company.

A business combination with a target company will normally involve the transfer to the target company of the majority of our issued and outstanding common stock, and the substitution by the target company of its own management and board of directors.

No assurances can be given that we will be able to enter into a business combination, as to the terms of a business combination, or as to the nature of the target company.

EMPLOYEES

We have no full time employees. Our president has agreed to allocate a portion of her time to the activities of the Company, without compensation. The president anticipates that our business plan can be implemented by his devoting no more than 10 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officer.

ITEM 2. DESCRIPTION OF PROPERTY

We have no properties and at this time has no agreements to acquire any properties. We currently use the offices of management at no cost to us. Management has agreed to continue this arrangement until we complete an acquisition or merger.

ITEM 3.  LEGAL PROCEEDINGS

There is no litigation pending or threatened by or against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On December 22, 2005, there is one shareholder of record of our common stock. Our shares of common stock have never been traded on any recognized stock exchange.

DIVIDENDS

We do not intend to retain future earnings to support our growth. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; our earnings; financial condition; capital requirements; and other factors which our Board of Directors deems relevant.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Plan of Operation
-----------------

We intend to enter into a business combination with a target company in exchange for cash and/or our securities. As set forth herein, although we have not engaged in any negotiations with any representative of any specific entity regarding the possibility of a business combination with us we anticipate that we will be able to complete a merger with Red Mile Entertainment, Inc.

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

We have no full time employees. Our president has agreed to allocate a portion of his time to the activities of the Company, without compensation. The president anticipates that our business plan can be implemented by his devoting no more than 10 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officer.

Our Certificate of Incorporation provides that we may indemnify our officers and/or directors for liabilities, which can include liabilities arising under the securities laws. Therefore, our assets could be used or attached to satisfy any liabilities subject to such indemnification.

Results of Operation
--------------------

We did not have any operating income from inception through October 31, 2005. For the year ended October 31, 2005, we recognized a net loss of $1,350. Expenses for the year were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources
-------------------------------

At October 31, 2005, we had cash of $0. Therefore we currently have no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company. Management plans may but do not currently provide for experts to secure a successful acquisition or merger partner so that it will be able to continue as a going concern. In the event such efforts are unsuccessful, contingent plans have been arranged to provide that the current Director of the Company is to fund required future filings under the 1934 Act, and existing shareholders have expressed an interest in additional funding if necessary to continue the Company as a going concern.

Plan of Operation
-----------------

During the next twelve months, the Company will actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. In its search for business opportunities, management will follow the procedures outlined in Item 1 above. Because the Company has limited funds, it may be necessary for the sole officer and director to either advance funds to the Company or to accrue expenses until such time as a successful business consolidation can be made. The Company will not be make it a condition that the target company must repay funds advanced by its officers and directors. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, the Company's directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. However, if the Company engages outside advisors or consultants in its search for business opportunities, it may be necessary for the Company to attempt to raise additional funds. As of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event the Company does need to raise capital most likely the only method available to the Company would be the private sale of its securities. Because of the nature of the Company as a development stage company, it is unlikely that it could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that the Company will able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

The Company does not intend to use any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is convinced that it will be able to operate in this manner and to continue its search for business opportunities during the next twelve months.

Critical Accounting Policies

Edmonds' financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("GAAP"). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact its financial condition and results of operations, Edmonds views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on Edmonds' consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

ITEM 7. FINANCIAL STATEMENTS

Our financial statements, together with the report of auditors, are as follows:

                                  EDMONDS 1, INC.
                           (a development stage company)

                              FINANCIAL STATEMENTS







                             AS OF OCTOBER 31, 2005



Edmonds 1, Inc.
(a development stage company)
Financial Statements Table of Contents




FINANCIAL STATEMENTS                                                     Page #


         Independent Auditor's Report                                         1


         Balance Sheet                                                        2


         Statement of Operations and Retained Deficit                         3


         Statement of Stockholders Equity                                     4


         Cash Flow Statement                                                  5


         Notes to the Financial Statements                                  6-8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To The Board of Directors
Edmonds 1, Inc.
(a development stage company)


We have audited the accompanying balance sheet of Edmonds 1, Inc. (a development stage company), as of October 31, 2005 and 2004, and the related statement of operations, equity and cash flows for the twelve months ended October 31, 2005 and from inception (August 19, 2004) through October 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Edmonds 1, Inc. (a development stage company), as of October 31, 2004, and the results of its operations and its cash flows from inception (August 19, 2004)through October 31, 2004 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not yet commenced operations, raised capital or implemented a plan of operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Gately & Associates, LLC
Certified Public Accountants
1248 Woodridge Court
Altamonte Springs, FL 32714
Tel 407-341-6942 Fax 407-540-9612

November 29, 2005
                               F-1


                                 EDMONDS 1, INC.
                          (a development stage company)
                                  BALANCE SHEET
                         As of October 31, 2005 and 2004


                                     ASSETS


     CURRENT ASSETS                                         Oct. 31,     Oct. 31,
                                                              2005         2004

             Cash                                           $      0    $     0
                                                            ---------   --------




                           TOTAL ASSETS                     $      0    $     0
                                                             =========  ========

                      LIABILITIES AND STOCKHOLDER'S EQUITY

     CURRENT LIABILITIES

         Accrued expenses                                   $  1,850    $   500
                                                             ---------  --------

                           TOTAL LIABILITIES                   1,850        500

     STOCKHOLDER'S EQUITY

       Common Stock - par value $0.0001;
         100,000,000 shares authorized;
         100,000 issued and outstanding                           10         10

       Additional paid in capital                                 90         90

       Accumulated Deficit                                    (1,950)      (600)
                                                              --------  --------

       Total stockholder's equity                             (1,850)      (500)
                                                              --------  --------


           TOTAL LIABILITIES AND EQUITY                     $      0    $     0
                                                              ========  ========




   The accompanying notes are an integral part of these financial statements.


                                 EDMONDS 1, INC.
                          (a development stage company)
                             STATEMENT OF OPERATIONS
             For the twelve Months Ending October 31, 2005 and From
               Inception (August 19,2004) through October 31, 2004


                                                  Twelve Months        From Inception to
                                                 October 31, 2005       October 31, 2004

 REVENUE

     Sales                                           $        0           $         0
     Cost of sales                                            0                     0
                                                     -----------           -----------

 GROSS PROFIT                                                 0                     0

     GENERAL AND ADMINISTRATIVE EXPENSES                  1,350                   600
                                                     -----------           -----------

 NET LOSS                                                (1,350)                 (600)

 ACCUMULATED DEFICIT, BEGINNING BALANCE                    (600)                    0
                                                     -----------           -----------

 ACCUMULATED DEFICIT, ENDING BALANCE                 $   (1,950)          $      (600)
                                                     ===========           ===========


NET EARNINGS PER SHARE

     Basic Earnings Per Share
     Net loss per share                         (Less than $.01)      (Less than $.01)

     Basic Weighted Average
     Number of Common Shares Outstanding              1,000,000             1,000,000






   The accompanying notes are an integral part of these financial statements.


                                 EDMONDS 1, INC.
                          (a development stage company)
                STATEMENT OF STOCKHOLDER'S EQUITY From inception
                   (August 19, 2004) through October 31, 2005


                              SHARES          COMMON STOCK     ACCUMULATED DEFICIT       TOTAL
                           -------------      -------------     -----------------     ------------

Stock issued on acceptance
   Of incorporation expenses
   August 19, 2004            1,000,000        $       100       $            0        $       100

Net loss                                                                   (600)              (600)
                            ------------       ------------      ---------------       ------------

Total at October 31, 2004     1,000,000        $       100       $         (600)       $      (500)

Net loss                                                                 (1,350)            (1,350)
                            ------------       ------------      ---------------       ------------

Total at October 31, 2005     1,000,000        $       100       $       (1,950)       $    (1,850)
                            ============       ============      ===============       ============






   The accompanying notes are an integral part of these financial statements.



                                 EDMONDS 1, INC.
                          (a development stage company)
                             STATEMENT OF CASH FLOWS
              For the Twelve Months Ended October 31, 2005 and From
              inception (August 19, 2004) through October 31, 2004


                                                           Twelve Months  From Inception to
                                                           Oct. 31, 2005     Oct. 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES

        Net income (loss)                                      $(1,350)          $  (600)
        Compensation in the form of stock                            0               100
        Increases (Decrease) in accrued expenses                 1,350               500
                                                               -------           -------

NET CASH PROVIDED OR (USED) IN OPERATIONS                            0                 0

CASH FLOWS FROM INVESTING ACTIVITIES

        None                                                         0                 0

CASH FLOWS FROM FINANCING ACTIVITIES

        None                                                         0                 0

CASH RECONCILIATION

        Net increase (decrease) in cash                              0                 0
        Beginning cash balance                                       0                 0
                                                               -------           -------

CASH BALANCE AT END OF PERIOD                                  $     0           $     0
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

9.   Required Cash Flow Disclosure for Interest and Taxes Paid:
     ---------------------------------------------------------

The company has paid no amounts for federal income taxes and interest. The Company issued 100,000 common shares of stock to its sole shareholder in acceptance of the incorporation expenses for the Company.

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

11.  Tax Provision Disclosure:
     ------------------------

The Company has had a loss from inception in the amount of $1,350 for year 2005 and $600 for year 2004 which can be carried forward to offset future income for a twenty year period since the inception of the loss. The loss benefits will expire after the twenty year periods if not used. The benefit of the loss carryforward has been offset by an allowance and is not recorded in the financial statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our registered independent auditor is Gately & Associates, LLC We do not presently intend to change auditors. At no time has there been any disagreements with such auditors regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures
------------------------------------------------

Our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days before the filing of this annual report (the Evaluation Date). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, the disclosure controls and procedures in place were adequate to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. Although our principal executive officer and principal financial officer believes our existing disclosure controls and procedures are adequate to enable us to comply with our disclosure obligations, we intend to formalize and document the procedures already in place and establish a disclosure committee.

Changes in internal controls
----------------------------

We have not made any significant changes to our internal controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our directors and officers, as of December 22, 2005, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.


Name                               Age            Positions and Offices Held

Chester P. Aldridge                 34            President/CEO/Director
Edward Roffman                      55             CFO/Director

BUSINESS EXPERIENCE

Set forth below is the name of our director and officer, all positions and offices with us held, the period during which he has served as such, and the business experience during at least the last five years:

Chester P. Aldridge was appointed as the Company's President, Chief Executive Officer, and a member of the Board of Directors as of October 20, 2005. Since December 2004, Mr. Aldridge has been the Founder, Chief Executive Officer and Director of Red Mile Entertainment, Inc., a company that develops and publishes video games. From April 2000 to December 2002, Mr. Aldridge was the President and Chief Executive Officer of Fluent Entertainment, Inc., and the company's Vice President of Strategic Planning and Business Development from January 2003 until December 2004. Prior to April 2000, Mr. Aldridge was the Founder and Chief Executive Officer of Dice Corp, which merged into Fluent Entertainment, Inc. in April 2000.

Edward Roffman was appointed as the Company's Secretary, Chief Financial Officer, and a member of the Board of Directors as of October 20, 2005. Since December 2004, Mr. Roffman has been the Founder, Chief Financial Officer of Red Mile Entertainment, Inc., a company that develops and publishes video games. From February 2003 to December 2004, Mr. Roffman was the Chief Financial Officer of Fluent Entertainment, Inc. From June 1999 until February 2003, Mr. Roffman was a partner in Creekside, LLC, a consulting firm.

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer has appeared as a party in any legal proceeding material to an evaluation of her ability or integrity during the past five years.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

We have not filed a Form 5 for the year ending October 31, 2005.

CODE OF ETHICS

The company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

ITEM 10. EXECUTIVE COMPENSATION

Our officer and director does not receive any compensation for her services rendered to us, has not received such compensation in the past, and is not accruing any compensation pursuant to any agreement with us. However, our officer and director anticipates receiving benefits as a beneficial shareholder of us and, possibly, in other ways.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth each person known by us to be the beneficial owner of five percent or more of the Company's Common Stock, all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

Name                                Number of Total Shares             % of Shareholdings
----                                 ----------------------             ------------------

Red Mile Entertainment, Inc.         100,000                            100%

Chester Aldridge                           0                              0

Edward Roffman                             0                              0

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We currently use the offices of management at no cost to us. Management has agreed to continue this arrangement until we complete an acquisition or merger.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

(a)  The following documents are filed as part of this report:

1.   Financial statements; see index to financial statements and schedules in
     Item 7 herein.

2. Financial statement schedules; see index to financial statements and schedules in Item 7 herein.

3.   Exhibits:

The following exhibits are filed with this Form 10-KSB and are identified by the numbers indicated; see index to exhibits immediately following financial statements and schedules of this report.

         EXHIBIT INDEX

3.1      Articles of Incorporation (1)

3.3      By-laws  (1)

(1) Incorporated by reference to our Form 10-SB (SEC File No. 000-51055).


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company's fiscal year ended October 31, 2005, we were billed approximately $1,350 for professional services rendered for the audit of our financial statements. We also were billed approximately $600 for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended October 31, 2005.

Tax Fees

For the Company's fiscal year ended October 31, 2005, we were billed $0 for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended October 31, 2005.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                 EDMONDS 1, INC.

                               By: /s/ Chester Aldridge
                              --------------------------
                                       Chester Aldridge
                                       President, CEO and Director

Dated: December 22, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                         TITLE                        DATE
----                         -----                        ----

/s/ Chester Aldridge         President, CEO               December 22, 2005
---------------------        and Director
    Chester Aldridge

/s/ Edward Roffman           CFO and Director             December 22, 2005
---------------------
    Edward Roffman