Form 10QSB
period 2006-01-31
EDMONDS 1 INC.
filed 2006-03-17
CIK 1309053

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the transition period from

                          Commission File No. 000-51055

                                 Edmonds 1 Inc.
        (Exact name of small business issuer as specified in its charter)


                Delaware
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

                            4000 Bridgeway, Suite 101
                               Sausalito, CA 94965
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (415) 339-4240
                            (ISSUER TELEPHONE NUMBER)


      (Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ? No ? Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes   [X]     No [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 17, 2006: 100,000 shares of common stock.

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

Signature

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended January 31, 2006 are not necessarily indicative of results that maybe expected for the year ending October 31, 2006. The financial statements are presented on the accrual basis.

EDMONDS 1, INC.

QUARTERLY REPORT ON FORM 10-QSB
FOR THE QUARTER ENDED JANUARY 31, 2006


FINANCIAL INFORMATION

Item1. Financial Statements.

                                 EDMONDS 1, INC.
                           (a development stage company)

                              FINANCIAL STATEMENTS







                             AS OF JANUARY 31, 2006



Edmonds 1, Inc.
(a development stage company)
Financial Statements Table of Contents




FINANCIAL STATEMENTS                                                     Page #



         Balance Sheet                                                       F-1


         Statement of Operations and Retained Deficit                        F-2


         Statement of Stockholders Equity                                    F-3


         Cash Flow Statement                                                 F-4


         Notes to the Financial Statements                                   F-5




                                 EDMONDS 1, INC.
                          (a development stage company)
                                  BALANCE SHEET
                   As of January 31, 2006 and October 31, 2005


                                     ASSETS


     CURRENT ASSETS                                          Jan. 31,   Oct. 31,
                                                               2006       2005

             Cash                                           $      0    $     0
                                                            ---------   --------




                           TOTAL ASSETS                     $      0    $     0
                                                            =========   ========

                      LIABILITIES AND STOCKHOLDER'S EQUITY

     CURRENT LIABILITIES

         Accrued expenses                                   $  2,200    $ 1,850
                                                            ---------   --------

                           TOTAL LIABILITIES                   2,200      1,850

     STOCKHOLDER'S EQUITY

       Common Stock - par value $0.0001;
         100,000,000 shares authorized;
         100,000 issued and outstanding                           10         10

       Additional paid in capital                                 90         90

       Accumulated Deficit                                    (2,300)    (1,950)
                                                            --------    --------

       Total stockholder's equity                              2,200)    (1,850)
                                                            --------    --------


           TOTAL LIABILITIES AND EQUITY                     $      0    $     0
                                                            ========    ========




   The accompanying notes are an integral part of these financial statements.



                                 EDMONDS 1, INC.
                          (a development stage company)
                             STATEMENT OF OPERATIONS
              For the three Months Ending January 31, 2006 and 2005
            From Inception (August 19,2004) through January 31, 2006




                                           Three Months    Three Months  From Inception to
                                           Jan. 31, 2006   Jan. 31, 2005 October 31, 2006

 REVENUE

     Sales                                  $         0    $         0     $       0
     Cost of sales                                    0              0             0
                                            -----------     -----------   -----------

 GROSS PROFIT                                         0              0             0

     GENERAL AND ADMINISTRATIVE EXPENSES            350            250         2,300
                                             -----------    -----------    ----------

 NET LOSS                                          (350)          (250)       (2,300)

 ACCUMULATED DEFICIT, BEGINNING BALANCE          (2,300)          (600)            0
                                             -----------    -----------    ----------

 ACCUMULATED DEFICIT, ENDING BALANCE        $    (2,300)   $      (850)    $  (2,300)
                                             ===========    ===========    ==========


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


                                  EDMONDS 1, INC.
                           (a development stage company)
                         STATEMENT OF STOCKHOLDER'S EQUITY From inception
              (August 19, 2004) through January 31, 2006


                              SHARES          COMMON STOCK     ACCUMULATED DEFICIT       TOTAL
                           -------------      -------------     -----------------     ------------

Stock issued on acceptance
   Of incorporation expenses
   August 19, 2004            1,000,000        $       100       $            0        $       100

Net loss                                                                   (600)              (600)
                            ------------       ------------      ---------------       ------------

Total at October 31, 2004     1,000,000        $       100       $         (600)       $      (500)

Net loss                                                                 (1,350)            (1,350)
                            ------------       ------------      ---------------       ------------

Total at October 31, 2005     1,000,000        $       100       $       (1,950)       $    (1,850)

Net loss                                                                   (350)              (350)
                            ------------       ------------      ---------------       ------------

Total at January 31, 2006     1,000,000        $       100       $       (2,300)       $    (2,200)
                            ============       ============      ===============       ============






   The accompanying notes are an integral part of these financial statements.


                                 EDMONDS 1, INC.
                          (a development stage company)
                  STATEMENT OF CASH FLOWS For the three Months
                        Ending January 31, 2006 and 2005
            From Inception (August 19,2004) through January 31, 2006




                                           Three Months    Three Months  From Inception to
                                           Jan. 31, 2006   Jan. 31, 2005 October 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES

        Net income (loss)                       $  (350)     $  (250)       $  (2,300)
        Compensation in the form of stock             0            0              100
        Increases (Decrease) in accrued expenses    350          250            2,200
                                                 -------      -------       ----------

NET CASH PROVIDED OR (USED) IN OPERATIONS             0            0                0

CASH FLOWS FROM INVESTING ACTIVITIES

        None                                          0            0                0

CASH FLOWS FROM FINANCING ACTIVITIES

        None                                          0            0                0

CASH RECONCILIATION

        Net increase (decrease) in cash               0            0                0
        Beginning cash balance                        0            0                0
                                                 -------      -------        ---------

CASH BALANCE AT END OF PERIOD                   $     0      $     0        $       0
                                                 =======      =======        =========





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

Results of Operation
--------------------

The Company did not have any operating income from inception (August 19, 2004) through January 31, 2006, the registrant recognized a net loss of $2,300. Some general and administrative expenses from inception were accrued. Expenses from inception were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources
-------------------------------

At January 31, 2006 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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


          None

Item 3. Defaults Upon Senior Securities.


          None

Item 4. Submission of Matters to a Vote of Security Holders.

          No matter was submitted during the quarter ending January 31, 2006,covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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

Dated: March 17, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                         TITLE                       DATE
----                         -----                       ----------

/s/ Chester Aldridge      President, CEO                 March 17, 2006
---------------------     and Director
    Chester Aldridge

/s/ Edward Roffman        CFO and Director               March 17, 2006
---------------------
    Edward Roffman