Form 10KSB
period 2006-03-31
Red Mile Entertainment Inc
filed 2006-06-28
CIK 1309053

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

-----------------------------------------

FORM 10-KSB

-----------------------------------------

Annual Report Under Section 13 or 15(d) of the SECURITIES EXCHANGE ACT OF 1934

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934 For Fiscal Year Ended March 31, 2006

Commission File #___________

RED MILE ENTERTAINMENT, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-4441647
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

4000 Bridgeway, Suite 101

Sausalito, CA 94965

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

(415) 339-4240

(ISSUER TELEPHONE NUMBER)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

-------------------------------

(Title of class)

-------------------------------

(Title of class)

Formerly Edmonds, 1, Inc.; former fiscal year end: October 31, 2005

(Former name, former address and former fiscal year,

if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No [ ]

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No [ X ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Revenues for year ended March 31, 2006: $4,500,959

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of ______________, 2006, was: $-0-

Number of shares of the registrant's common stock outstanding as of June 15, 2006 is: 24,777,870.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

OUR COMPANY

We are a Delaware corporation that develops and publishes interactive entertainment software. Originally, Red Mile Entertainment, Inc. was organized in the State of Florida on December 21, 2004 ("Red Mile Florida"). On October 20, 2005, Red Mile Florida then purchased all the outstanding stock of Edmonds 1 Inc., a publicly-reporting Delaware corporation. On April 28, 2006, Edmonds 1, Inc. changed its name to Red Mile Entertainment, Inc. ("Red Mile-Edmonds"). On May 3, 2006, Red Mile Florida entered into and closed upon a Merger Agreement among Red Mile Florida and Red Mile-Edmonds, a wholly owned subsidiary, whereby Red Mile-Edmonds merged with and into Red Mile Florida, with Red Mile-Edmonds as the surviving entity (the "merger"). In connection with the merger, each existing holder of Red Mile Florida common stock received one shares of Red Mile-Edmonds common stock for every share of Red Mile Florida common stock held by them, each holder of Red Mile Florida Series A, B and C preferred stock received one share of Red Mile-Edmonds Series A, B or C preferred stock for every share of Red Mile Florida Series A, B or C preferred stock held by them, and all then outstanding shares of Red Mile-Edmonds held by Red Mile Florida, as its sole stockholder, were cancelled. In addition, each existing holder of Red Mile Florida warrants and stock options received one warrant and stock option of Red Mile-Edmonds for every warrant and stock option of Red Mile Florida held by them. Unless otherwise indicated, the terms "we", "us", "our" or the like, refer to Red Mile-Edmonds as the combined entity following the merger.

Red Mile-Edmonds was incorporated in Delaware in August 2004 with the purpose of engaging in selected mergers and acquisitions. Prior to the merger, Red Mile-Edmonds was in the development stage and had no operations other than issuing shares to its original stockholders. Upon the merger we thereby became a fully reporting public company.

In January 2005, we purchased $1.9 million in secured debt of Fluent Entertainment, Inc. from two third parties for 3,820,000 shares of our Preferred A Redeemable Convertible Stock. This debt was originally convertible into $1,852,083 shares of Series A Redeemable Convertible Preferred Stock. Then, in February 2005, the Company purchased certain assets of Fluent Entertainment, Inc. including the title to three video games in development. In connection with this purchase, we retired the previously purchased $1.9 million of secured debt and issued an additional 9,504,826 shares of our common stock. We also assumed the liability to pay the developers that were developing the three video games.

In September 2005, we acquired 39.9% of 2WG Media Inc. (“2WG”), a newly formed developer and publisher of personal computer games, in exchange for a commitment to fund 2WG up to $500,000 in operating expenses and new product development. 2WG LLC owned the remaining 60.1% interest. In December 2005, we merged 2WG into a newly formed wholly-owned subsidiary and exchanged all of the outstanding stock of 2WG owned by 2WG LLC for up to 700,000 shares of our common stock in order to position ourselves to take advantage of relationships which 2WG had developed.

OUR BUSINESS

We develop and publish interactive software games that are playable by consumers on home video game consoles (“Consoles”), personal computers (“PCs”) and handheld video game players (“Handhelds”). Examples of Consoles include Sony PlayStation2® (“PS2”), Sony PlayStation3® (“PS3”), Microsoft Xbox®, Xbox® 360, Nintendo GameCube™, and examples of Handhelds include Sony PlayStation®Portable (“PSP”), Nintendo Game Boy ® Advance and Nintendo DS™. We refer throughout this prospectus to Consoles, PCs, Handhelds and the Internet as “Platforms.” In addition, our wholly owned subsidiary, 2WG, develops and publishes games for PCs and for DVD players.

Our corporate mission is to become a worldwide leader in the development, publishing and distribution of high-quality interactive video games that are compelling to the consumer.

The games that we develop to be played on Consoles and Handhelds are published under non-exclusive, non-transferable licenses from the manufacturers of these platforms. These licenses provide us with the specifications needed to develop software for these platforms. The licenses require us to pay a license fee and enable us to use the proprietary information and technology that is necessary to develop our games. These platform licensors set the royalty rates that we must pay in order to publish games for their platforms. We do not require licenses for publishing games for PCs or for DVD players.

We currently develop and publish for the Sony PlayStation 2 and PSP, and for the Microsoft Xbox and Xbox 360, PCs and DVD players.

Historically, we have generated revenues from royalties received from co-publishing partners and development fees from co-publishing partners who provides retail marketing, sales and distribution support. Once we develop a game, we have licensed the publishing and distribution rights on a worldwide basis to co-publishing partners who assume the cost and effort of retail marketing, sales, and distribution. The co-publishing partner becomes responsible for selling the product to the distributor, retailer and consumer and pays us a royalty based on net receipts from products shipped under license. In some cases, our co-publishing partner(s) will pay us a fee for developing the product. On our GripShift game, we recognized development revenue for developing the product in addition to royalty revenue received from net receipts of our co-publisher. On our Heroes of the Pacific game, we recognized royalty revenue from net receipts at our co-publishers. We plan to expand our business so that we can directly market and distribute our games to the distributor, retailer, and consumer. This expansion will allow us to recognize revenue from direct product shipments in place of royalty and development revenue. However, no assurance can be given that we will be able to accomplish this.

The financial terms of our development arrangements typically will include a cash payment due to the developer upon execution of the agreement, milestone payments to be paid to the developer during the development of the game and royalties to be paid to the developer based on actual performance from sales of the game. In some cases, the fees paid during the development process are treated as advances against future royalties to be earned once the game is marketed. In other cases, these fees are purely development fees and are not recoverable from future royalties. These fees, whether upon signing, during development, or advances on royalties, will vary from game to game and from developer to developer.

Under our co-publishing agreements, our co-publishing partner(s) are responsible for the costs of marketing, sales, distribution and hardware manufacturer approval. In some cases, our co-publishing partners may use sub-distributors to perform all or a portion of these functions in which case the sub-distributor would be responsible.

Under our licensing agreements, when we license the publishing rights for a product, these rights will usually entitle us to an exclusive right and license, for a certain duration and territory specified, for certain defined media types, to market, promote, advertise, manufacture, publicly display, distribute, sell and provide customer service and technical support for the product, and to use and display the licensor’s trademarks, and the right to use audio and visual material in connection with the product.

The financial terms of our co-publishing arrangements typically will include a cash payment due to us upon execution of the agreement, a cash payment due to us when the development of the game has been completed and is ready to be marketed, or when the game first ships. In addition, we receive royalty payments, usually based on net receipts by the co-publisher, once the product begins shipping. In some instances, we receive guaranteed non-refundable advances against future royalties. Factors which affect the amounts and timing of the fees received from our co-publishers include the stage and progression of development of the games, whether the game has a license (movie, TV, book, comic, etc.) attached to it, the platform(s) on which the game is being developed, and the territories being licensed.

In general, the lower the up front cash advances or minimum guarantees we receive from co-publishers, the higher the royalty rates we receive once the product is marketed. In addition, when we receive an advance fee from a co-publisher which is not recoverable by the co-publisher, the royalty rate we would receive once the product is marketed would be significantly lower. Each agreement with each co-publisher may also define the measurement base on which the royalty percentage is applied differently. In most cases, the royalty is based on net cash received by the co-publishers from retailers/wholesalers or direct consumer sales, with deductions from net cash received which can include the cost of sales (including hardware manufacturer’s royalty), a reserve for future returns and price protection, a portion of the marketing costs of the game, and distribution costs.

Co-publishing partners are located and selected on a game by game basis by evaluating several criteria including the following; (i) the strength of the co-publisher’s sales and distribution infrastructure in a particular territory; (ii) the quality and quantity of advertising the co-publisher is able to dedicate; (iii) the overall fit of the game genre to the portfolio of the co-publisher and whether the game would compete with existing products of the co-publisher; (iv) the number of games the co-publisher is releasing in the launch window our game would be released; (v) the advance payment, if any, the co-publisher would pay us; and (vi) the royalty the co-publisher would pay us.

Under our co-publishing agreements, our co-publishing partner(s) are responsible for the costs of marketing, sales, distribution and hardware manufacturer approval. In some cases, our co-publishing partners may use sub-distributors to perform all or a portion of these functions in which case the sub-distributor would be responsible.

Under our development agreements, when we license the publishing rights for a product. These rights will usually entitle us to an exclusive right and license, for a certain duration and territory specified, for certain defined media types, to market, promote, advertise, manufacture, publicly display, distribute, sell and provide customer service and technical support for the Product, and to use and display the licensor’s Trademarks, and the right to use audio and visual material in connection with the product.

During our fiscal year ended March 31, 2006, our revenue consisted of development fees and royalties on products developed by third party developers for us and licensed to our co-publishing partners. We derived 78% or $3.5 million from royalty revenue and 22% or $1 million from development revenue. Of these amounts, 71% or $3.2 million of revenue was derived from North America and 29% or $1.3 million was derived from Europe and Asia.

We focus on the development and publishing of games that we believe have the potential to become franchise games. Franchise games are those games that have sustainable consumer appeal and brand recognition. These games can serve as the basis for sequels, prequels, and related new titles which can be released over an extended period of time, similar to the film industry.

We believe that the publishing and distribution of products based in large part on franchise properties will improve the predictability of our revenues.

RISK FACTORS

Our business involves a high degree of risk. Therefore, in evaluating us and our business you should carefully consider the risks set forth below.

BECAUSE WE HAVE ONLY RECENTLY COMMENCED BUSINESS OPERATIONS, IT IS DIFFICULT TO EVALUATE OUR PROSPECTS AND WE FACE A HIGH RISK OF BUSINESS FAILURE.

We were incorporated in August 2004 and shipped our first games in our second fiscal quarter of 2006. We therefore face the risks and problems associated with businesses in their early stages in a competitive environment and have a limited operating history on which an evaluation of our prospects can be made. Until we develop our business further by publishing and developing more games or implementing our proposed distribution system, it will be difficult for an investor to evaluate our chances for success. Our prospects should be considered in light of the risks, expenses and difficulties frequently encountered in the establishment of any business in a competitive environment.

THE COMPANY HAS NOT YET GENERATED ANY INCOME AND MAY NEVER BECOME OR REMAIN PROFITABLE.

During our initial fiscal period (December 21, 2004 through March 31, 2005) and for the year ended March 31, 2006, we incurred net losses of approximately $4,329,618, and $4,855,668, respectively. Our ability to generate revenues and to become profitable depends on many factors, including the market acceptance of our products and services, our ability to control costs and our ability to implement our business strategy. There can be no assurance that we will become or remain profitable.

IF WE ARE UNABLE TO RAISE ADDITIONAL FINANCING, WE WILL BE UNABLE TO FUND OUR PLANNED EXPANSION

We have not yet achieved profitability and there can be no assurance that we will become profitable. We have never achieved positive cash flow from operations and there can be no assurance that we will do so in the future. We need additional financing to fund our planned expansion and the losses we anticipate incurring over the next several quarters. Our current cash on hand plus our expected cash flows from operating activities will enable us to continue operating through the end of our second fiscal quarter. We anticipate needing an additional $10,000,000 to fund our planned expansion. If we cannot secure additional funding in a timely manner or on acceptable terms, we may have to defer our planned expansion which would result in our profit margins remaining low and may even force us to cease operations if we cannot sell enough games to cover our costs

BECAUSE WE HAVE SIGNIFICANT ACCUMULATED DEFICIT AND NEGATIVE CASH FLOWS OUR INDEPENDENT REGISTERED ACCOUNTING FIRM HAS QUALIFIED ITS OPINION REGARDING OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We have a significant accumulated deficit and have sustained negative cash flows from operations since our inception. The opinion of our independent registered accounting firm for the period from December 21, 2004 through March 31, 2005 and the year ended March 31, 2006 is qualified subject to uncertainty regarding our ability to continue as a going concern. In fact, the opinion states that these factors raise substantial doubt as to our ability to continue as a going concern. In order for us to operate and not go out of business, we must generate and/or raise capital to stay operational. The continuity as a going concern is dependent upon the continued financial support of our current shareholders and new investors. There can be no assurance that we will be able to generate income or raise capital.

IF WE ARE UNABLE TO HIRE AND RETAIN KEY PERSONNEL, THEN WE MAY NOT BE ABLE TO IMPLEMENT OUR BUSINESS PLAN.

The success and growth of our business will depend on the contributions of our Chairman, President and Chief Executive Officer, Chester Aldridge, as well as our ability to attract, motivate and retain other highly qualified personnel. Competition for such personnel in the publishing industry is intense. We do not have an employment agreement with Mr. Aldridge or any of our other employees. The loss of the services of any of our key personnel, or our inability to hire or retain qualified personnel, could have a material adverse effect on our business.

IF OUR BUSINESS PLAN FAILS, OUR COMPANY WILL DISSOLVE AND INVESTORS MAY NOT RECEIVE ANY PORTION OF THEIR INVESTMENT BACK.

If we are unable to realize profitable operations, or raise sufficient capital, we will be unable to implement our business strategy. If we cannot self publish, we will have to continue licensing our games to co-publishers and our profit margins will remain lower, making it more difficult to achieve profitability. If we do not achieve profitability, our business will eventually fail. In such circumstances, it is likely that we will dissolve and, depending on our remaining assets at the time of dissolution, we may not be able to return any funds back to investors.

OUR BUSINESS DEPENDS ON THE AVAILABILITY OF CURRENT GENERATION VIDEO GAME PLATFORMS AND WILL SUFFER IF AN INSUFFICIENT QUANTITY OF THESE PLATFORMS IS SOLD.

Most of our anticipated revenues will be generated from the development and publishing of games for play on video game platforms produced by third parties. Our business will suffer if the third parties do not manufacture and sell an adequate number of platforms to meet consumer demand.

IF WE DO NOT CONTINUALLY DEVELOP AND PUBLISH POPULAR GAMES, OUR BUSINESS WILL SUFFER.

The lifespan of any of our games is relatively short, in many cases less than one year. It is therefore important for us to be able to continually develop games that are popular with the consumers. To date, we have sold three games, sales of which began in September 2005 for two of our games and in our fourth fiscal quarter of 2006 for our third game. Sales of our third game were immaterial to our operations. We are currently involved in the development of five games and 2WG has licensed 3 PC games and is developing five DVD games, 3 of which have been completed. All of the games are expected to be published during fiscal 2007 and 2008. If we are unable to continually identify, develop and publish games that are popular with the consumers on a regular basis, our business will suffer. Our business will also suffer if we do not receive additional financing to be used for research and development of new games.

We currently have 3 shipping products: (i) Heroes of the Pacific for the PS2 and PC platforms which first began shipping in September, 2005; (ii) GripShift for the PSP platform which first began shipping in September 2005; and (iii) Disney’s Aladdin Chess Adventures for the PC which first began shipping in our fourth quarter of fiscal 2006, however, this game was immaterial to our operations. We are currently involved in the development of five games: (i) Jackass for the PS2 and PSP; (ii) Equestrian Challenge for the PS2 and PC; (iii) Heroes of the Pacific for the PSP; (iv) a sequel to Heroes of the Pacific based in the European theatre for the Xbox 360, PS3, and PC; and (v) Crusty Demons for the Xbox and PS2.

2WG has completed the development of 3 PC games; (i) Super Sudoku, which is expected to ship in July 2007; (ii) El Matador, which is expected to ship in August 2006, and (iii) Timothy and Titus, which is expected to ship in August 2006. 2WG is currently involved /font>

in the development of five DVD games, 3 of which have been completed and are expected to ship in our second fiscal quarter of 2007. Those completed include: (i) Who Rules?; (ii) Who Rules? Almighty Edition; and (iii) Who Rocks?. Those still in development include: (i) World War II; and (ii) History of Hollywood.

THE CYCLICAL NATURE OF VIDEO GAME PLATFORMS AND THE VIDEO GAME MARKET MAY CAUSE OUR OPERATING RESULTS TO SUFFER, AND MAKE THEM MORE DIFFICULT TO PREDICT. WE MAY NOT BE ABLE TO ADAPT OUR GAMES TO THE NEXT GENERATION PLATFORMS.

Video game platforms generally have a life cycle of approximately six to ten years, which has caused the market for video games to also be cyclical. Sony's PlayStation 2 was introduced in 2000 and Microsoft's Xbox and the Nintendo GameCube were introduced in 2001. Microsoft just introduced the Xbox 360 and we expect Sony and Nintendo to introduce next generation consoles in 2006. This introduction will create a new cycle for the video game industry which will require us to make significant financial and time investments in order to adapt our current games and develop and publish new games for these new consoles. We cannot assure you that we will be able to accomplish this or that we will have the funds or personnel to do this. Furthermore, we expect development costs for each game on the new consoles to be greater than in the past. If the increased costs we incur due to next generation consoles are not offset by greater sales, we will continue to incur losses.

WE DEPEND ON OUR PLATFORM LICENSORS FOR THE LICENSE TO PUBLISH GAMES FOR THEIR PLATFORMS AND TO ESTABLISH THE ROYALTY RATES FOR THE LICENSE.

We are dependent on our platform licensors for the license to the specifications needed to develop software for their platforms. These platform licensors set the royalty rates that we must pay in order to publish games for their platforms. Certain of our platform licensors have retained the ability to change their royalty rates. It is possible that a platform licensor may terminate or not renew our license. Additionally, we will require licenses in order to publish games for the next generation consoles that we expect to be released in fiscal 2007. Our business results will suffer if our platform licensors increase the royalty rates that we must pay, terminate their licenses with us, do not renew their licenses with us, or do not grant us a license to publish on the next generation consoles.

In addition, each platform licensor has its own criteria for approving games for its hardware platform. These criteria are highly subjective. Without such approval, we would not be able to publish our games nor have the games manufactured. Failure to obtain these approvals on the games we are currently developing and any games that we develop in the future, preclude any sales of such products and negatively impact revenue.

We have the following platform licenses:

Platform	Term
Microsoft Xbox 360	Three years from first commercial release of platform. Then automatic renewal unless noticed 60 days prior to expiration of non-renewal. Royalty rates are fixed during the term.
Microsoft Xbox	Initial term expires on November 15, 2007. Then automatic renewal unless noticed 60 days prior to expiration of non-renewal. Royalty may change on July 1st of any year.

Sony PS2 and PSP	Initial term expires on March 31, 2007. Then automatic renewal unless noticed 60 days prior to expiration of non-renewal. Royalty rates are subject to change with 60 days notice.
Nintendo Gamecube	Expires on August 17, 2007. Royalty rates are subject to change with 60 days notice. Cost of manufacture is subject to change at any time.
PC and DVDs	There are no publishing licenses required for the PC or DVDs

OUR FINANCIAL PERFORMANCE WILL SUFFER IF WE DO NOT MEET OUR GAME DEVELOPMENT SCHEDULE.

We expect that many of our future games will be developed and published in connection with the releases of related movie titles, or more generally in connection with higher sales periods, including our third quarter ending December 31. As such, we will establish game development schedules tied to these periods. If we miss these schedules, we will incur the costs of procuring licenses without obtaining the revenue from sales of the related games.

IT MAY BECOME MORE DIFFICULT OR EXPENSIVE FOR US TO LICENSE INTELLECTUAL PROPERTY, THEREBY CAUSING US TO PUBLISH FEWER GAMES.

Our ability to compete and operate successfully depends in part on our acquiring and controlling proprietary intellectual property. Our games embody trademarks, trade names, logos, or copyrights licensed from third parties. An example is MTV's Jackass,TM, which utilizes rights licensed from MTV. If we cannot maintain the licenses that we currently have, or obtain additional licenses for the games that we plan to publish, we will produce fewer games and our business will suffer. Furthermore, some of our competitors have significantly greater resources than we do, and are therefore better positioned to secure intellectual property licenses. We cannot assure you that our licenses will be extended on reasonable terms or at all, or that we will be successful in acquiring or renewing licenses to property rights with significant commercial value.

INFRINGEMENT CLAIMS REGARDING OUR INTELLECTUAL PROPERTY MAY HARM OUR BUSINESS.

Our business may be harmed by the costs involved in defending product infringement claims. We can give no assurances that infringement or invalidity claims (or claims for indemnification resulting from infringement claims) will not be asserted or prosecuted against us. The images and other content in our games may unintentionally infringe upon the intellectual property rights of others despite our best efforts to ensure that this does not occur. It is therefore possible that others will bring lawsuits against us claiming that we have infringed on their rights. Regardless of whether any such claims are valid or can be successfully asserted, defending against such lawsuits could be expensive and cause us to stop publishing certain games or require us to license the proprietary rights of third parties. Such licenses may not be available upon reasonable terms, or at all.

THE CONTENT OF OUR GAMES MAY BECOME SUBJECT TO INCREASING REGULATION AND SUCH REGULATION MAY LIMIT THE MARKETS FOR OUR GAMES.

Legislation is periodically introduced at the local, state and federal levels in the United States and in foreign countries that it is intended to restrict the content and distribution of games similar to the ones that we develop and produce, and could prohibit certain games similar to ours from being sold to minors. Additionally, many foreign countries have laws that permit governmental entities to censor the content and advertising of interactive entertainment software. We believe that similar legislation will be proposed in many countries that are significant markets for our games, including the United States. If any of this proposed legislation is passed, it could have the effect of limiting the market for our games and/or require us to modify our games at an additional cost to us.

IF WE OR OTHERS ARE NOT SUCCESSFUL IN COMBATING THE PIRACY OF OUR GAMES, OUR BUSINESS COULD SUFFER.

The games that we develop and publish are often the subject of unauthorized copying and distribution, which is referred to as pirating. The measures taken by the manufacturers of the platforms on which our games are played to limit the ability of others to pirate our games, may not prove successful. Increased pirating of our games throughout the world negatively impacts the sales of our games.

IF ANY OF OUR GAMES ARE FOUND TO CONTAIN HIDDEN, OBJECTIONABLE CONTENT, OUR BUSINESS MAY BE SUBJECT TO FINES OR OTHERWISE BE HARMED.

Some game developers and publishers include hidden content in their games that are intended to improve the experience of customers that play their games. Additionally, some games contain hidden content introduced into the game without authorization by an employee or a non-employee developer. Some of this hidden content has in the past included graphic violence or sexually explicit material. In such instances, fines have been imposed on the publisher of the game and the games have been pulled off the shelves by retailers. The measures we have taken to reduce the possibility of hidden content in the games that we publish may not be effective, and if not effective our future income will be negatively impacted by increased costs associated with fines or decreased revenue resulting from decreased sales volume because of ownership of games that cannot be sold.

OUR BUSINESS IS SUBJECT TO ECONOMIC, POLITICAL, AND OTHER RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS.

Because we have distribution agreements with entities located in foreign countries, our business is subject to risks associated with doing business internationally. Accordingly, our future results could be harmed by a variety of factors, including less effective protection of intellectual property, changes in foreign currency exchange rates, changes in political or economic conditions, trade-protection measures and import or export licensing requirements. Effective protection of intellectual property rights is unavailable or limited in certain foreign countries. There can be no assurance that the protection afforded our proprietary rights in the United States will be adequate in foreign countries. Furthermore, there can be no assurance that our business will not suffer from any of these other risks associated with doing business in a foreign country.

CURRENTLY THE COMPANY GENERATES MOST OF ITS REVENUE FROM THREE CUSTOMERS.

To date, we have generated all of our revenue from sub-licensing the publishing rights for our games to three third parties. As we develop new games, we may continue to seek co-publishing partners for some of these new games. These co-publishing partners may also be our competitors. We may find that we are unable to contract with co-publishers in one or more major territories to co-publish these games or that we are unable to attain our forecasted minimum guaranteed advances in one or more of those territories. Our inability to generate cash from co-publishers could have a material adverse effect on our business.

BECAUSE WE HAVE NOT DEVELOPED ANY OF THE GAMES THAT WE HAVE SOLD, OUR BUSINESS IS DEPENDENT UPON EXTERNAL SOURCES OVER WHICH WE HAVE VERY LITTLE CONTROL.

We have not yet developed any games that we sell and our business has been derived from the sale of games developed by external sources from which we purchase publishing rights. We have very little control over the terms of our publishing rights. If any of the developers of the games were to discontinue its relationship with us, our sales would decrease causing a decrease in revenue. If any of the developers were to increase the price that we pay for publishing rights, our costs would increase, making it more difficult to achieve profitability. In either situation, we would be forced to find alternative developers. There can be no assurance that we would be able to find alternative developers, or even if such developers are available, that they will be available on terms acceptable to us.

WE WILL INCUR INCREASED COSTS AS A RESULT OF BEING A PUBLIC COMPANY, WHICH COULD ADVERSELY AFFECT OUR OPERATING RESULTS.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002 and the new rules subsequently implemented by the Securities and Exchange Commission, the National Association of Securities Dealers, Inc. and the Public Company Accounting Oversight Board have imposed various new requirements on public companies, including requiring changes in corporate governance practices. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We also expect these new rules will require to incur substantial costs to obtain the same or similar insurance coverage. These additional costs will have a negative impact on our income and make it more difficult for us to achieve profitability

Our Games

We currently co-publish GripShift. We secured the publishing rights for GripShift on the PSP, sequel rights and right of first refusal for other platforms from Prodigy Design Limited (DBA Sidhe Interactive) (“Sidhe”), a game development company located in Wellington, New Zealand. On March 30, 2005, we entered into a worldwide distribution deal with Sony Online Entertainment for the distribution and sale of GripShift for a non-refundable advance and a royalty depending on the number of units of GripShift that are sold.

GripShift is a combination of puzzle-action, platform and driving designed exclusively for the PSP handheld experience. It enables players to stunt their way across several twisting levels while collecting power-ups, avoiding traps, beating the clock and challenging friends.

We also acquired the publishing rights to the flight combat game Heroes of the Pacific from Australia based developer IR Gurus PTY LTD (“IR Gurus”) in May 2005 (See “Acquisitions”). On July 19, 2005, we executed a North American distribution agreement with Ubisoft for Heroes of the Pacific for an advance against royalties and a royalty on net receipts payable to us. We also entered into a European distribution deal on April 19, 2005 with Codemasters for Heroes of the Pacific for a minimum guarantee against a royalty on net receipts payable to us.

Heroes of the Pacific is a combat flight simulation game that begins with the attack on Pearl Harbor and enables players to participate in several historical and fictional campaigns in the Pacific Theatre during World War II.

We also recently acquired the PC based video game “Disney’s Aladdin Chess Adventures” which began shipping in our fourth quarter of fiscal 2006. Sales of this game were immaterial to our operations. Disney’s Aladdin Chess Adventures is an adventure-based game based on the magic and mystery of Disney’s Aladdin. It teaches chess to children ages 6-12 by immersing them in an interactive exploration of Aladdin’s World. We have secured the publishing rights for Disney’s Aladdin Chess Adventures on the PC. We have a worldwide distribution agreement with Strategy First, a Montreal-based game publisher, for Disney’s Aladdin Chess Adventures based on a royalty split model. Strategy First is a publisher of various strategy games principally in the PC market.

Our Games Under Development

The lifespan of any of our games is relatively short, in many cases less than one year. It is therefore important for us to be able to continually develop games that are popular with the consumers. To date, together with 2WG, we have spent approximately $9.6 million on research and development of our games, all paid to external developers.

In general, a product for the Microsoft and Sony platforms goes through multiple levels of design, production, approvals and authorizations before it may be shipped. These approvals and authorizations include concept approvals from the platform licensors of the game concept and product content, approvals from the licensor of the intellectual property of the game design and game play, and approvals from the platform licensors that the game is free of all material bugs and defects. In addition, all games are required to be rated by the Entertainment Software Rating Board (ESRB) for their content. Once the aforementioned approvals have been satisfied, the game can be placed into manufacturing at a manufacturer that must also be approved by the platform licensor. Once a product is manufactured and inspected, it is ready to be shipped. PC and DVD games do not need approvals or authorizations from third parties but they must also be rated by the ESRB.

We are currently involved in the development of five games. In addition, 2WG has licensed three PC games which have been completed development and is also developing five DVD games, three of which have been completed. All of these games are expected to be published during fiscal 2007 and 2008.

We entered into a multi-year license agreement with MTV through 2012(including extensions) to develop and publish video games based on MTV’s popular Jackass brand and on August 11, 2005 signed a development contract with Sidhe to develop a Jackass game for the PSP and PS2. Jackass enables players to direct the antics of Johnny Knoxville and his posse as they ride, jump and hurl their way through a series of madcap stunts. Development is currently in progress and we are waiting concept approval from the platform licensor. We expect to be available for shipment worldwide in the fourth fiscal quarter of 2007 on PS2 and PSP platforms

IR Gurus, the developers of Heroes of the Pacific, are currently developing Equestrian Challenge 2006 for us. This game is being developed for the PS2 and PCs. In the game, a player gets to ride in the dressage, cross country and jumping events against world class equestrians at some of the world’s top equestrian event courses. The game will feature accurate scoring as well as expert commentary. Development is currently in progress and we are awaiting concept approval from the platform licensor. We expect the game to be ready for worldwide release in the third fiscal quarter of 2007.

IR Gurus is also developing a version of Heroes of the Pacific for the PSP. Development is currently in progress and we are waiting concept approval from the platform licensor. We expect the game will be ready for release in the fourth fiscal quarter of 2007. They are also working on an Xbox 360, PS3 and PC sequel to Heroes of the Pacific, which will be based in the European theatre during World War II. This game is currently in a pre-production phase where the game design and content is being planned, no actual development is in progress on this game yet.

We are developing the video game “Crusty Demons” based on the highly successful “Crusty Demons of Dirt” motocross videos. We acquired the Crusty Demons license from Fluent Entertainment, Inc. for the right to develop and publish a multiplatform video game. Crusty Demons is a freestyle motocross game. It enables players to ride as a Crusty Demon, a group of MX riders featured in their own popular DVD series. Crusty Demons is being developed for us by Climax Action Ltd., one of the leading UK game developers. It will be available later this year for the Xbox in North America and the Xbox and PS2 for Europe, Australia and New Zealand. This game is currently awaiting approval from the platform licensor that the product is free of all material bugs and defects.

2WG has licensed the North American publishing rights to a PC based game named El Matador, which was developed for them by Cenega Publishing in the Czech Republic. This game has completed development and is awaiting its rating from the ESRB. El Matador is an action adventure game which should be available to ship in our second quarter of fiscal 2007. 2WG is self-publishing this game.

2WG has licensed the North American publishing rights to a PC based puzzle game named Super Sudoku, which was developed for them by White Park Bay, a United Kingdom-based game developer. 2WG is self-publishing this game. We expect Super Sudoku to be available to ship in our second quarter of fiscal 2007.

2WG has licensed the North American publishing rights to a PC based game named Timothy and Titus, which was developed for them by White Knight Games in Perth, Australia. Timothy and Titus is a biblical adventure game that takes the player through ancient lands of early Christianity. We expect Timothy and Titus to be available to ship in our second quarter of fiscal 2007.

2WG has licensed the publishing rights for Europe, Australia, New Zealand, India, Canada and the United States to three DVD games in development by Cannery Games in the U.S. We expect these games to ship in the second calendar quarter of 2006. The first, Who Rules? is a DVD party game that allows you to play a game show on your TV. The second, Who Rocks? is a music trivia game covering all genres of music except classical. The third, Who Rules? Almighty Edition, is a humorous DVD game loaded with over 1,000 fascinating biblical trivia questions geared for the whole family. These three games have completed development.

2WG also has an agreement to license the publishing rights for North America to two DVD games, World War II and History of Hollywood, which should be available to ship in our third quarter of fiscal 2007. Both games are DVD trivia games and are being developed by DVD Trivia Games PTY Ltd in Australia.

Distribution of our Games

Historically, we have not directly marketed our or distributed our games to the retailer or consumer. Instead, once we develop a game, we license the publishing rights on a worldwide basis to a co-publishing partner(s) that provides retail distribution, sales and marketing support. Our games are distributed to retailers and consumers on a disk (typically a CD or DVD) or a cartridge that is generally sold in retail stores and through online stores.

Co-publishing partners are located and selected on a game by game basis by evaluating several criteria including, but not limited to the following; (i) the strength of the co-publisher’s sales and distribution infrastructure in a particular territory; (ii) the quality and quantity of advertising the co-publisher is able to dedicate; (iii) the overall fit of the game genre to the portfolio of the co-publisher and whether the game would compete with existing products of the co-publisher; (iv) the number of games the co-publisher is releasing in the launch window our game would be released; (v) the advance payment, if any, the co-publisher would pay us; and (vi) the royalty the co-publisher would pay us.

Under our co-publishing agreements, our co-publishing partner(s) are responsible for the costs of marketing, sales, distribution and hardware manufacturer approval. In some cases, our co-publishing partners may use sub-distributors to perform all or a portion of these functions in which case the sub-distributor would be responsible.

Under our development agreements, when we license the publishing rights for a product. These rights will usually entitle us to an exclusive right and license, for a certain duration and territory specified, for certain defined media types, to market, promote, advertise, manufacture, publicly display, distribute, sell and provide customer service and technical support for the Product, and to use and display the licensor’s Trademarks, and the right to use audio and visual material in connection with the product.

We plan to expand our business so that we can directly market and distribute to the retailer and consumer similar to the sales and distribution methods used by 2WG as described below.

2WG directly markets and sells it video games through Navarre Corporation, a nationally recognized distributor of books, movies and video games. Navarre’s sales efforts are supplemented through the use of an experienced independent sales representative organization. In addition, when appropriate, we plan to use other speciality distributors to directly market and distribute our games.

Manufacturing and Suppliers

The suppliers we use to manufacture our games can be characterized in three types:

•	Manufacturers that press our game disks,

•	Companies that print our game instruction booklets, and

•	Companies that package the disks and printed game instruction booklets into the jewel cases and boxes for shipping to customers.

In most instances, there are multiple potential sources of supply for most materials, except for the disk component of our PlayStation 2 and PSP disk products which Sony provides. To date, neither we, nor our co-publishers have experienced any material difficulties or delays in production of our software and related documentation and packaging. However, a shortage of components, manufacturing delays by Sony, or other factors beyond our control could impair our ability to manufacture, or have manufactured, our products.

Intellectual Property

Intellectual property is essential to our business. Some of this intellectual property is in the form of software code, patented technology, and other technology and trade secrets that we use to develop our games and to make them run properly on the platforms. Other intellectual property is in the form of audio-visual elements that consumers can see, hear and interact with when they are playing our games - we call this form of intellectual property “content.”

Each of our products embodies a number of separate forms of intellectual property protection: the software and the content of our products are copyrighted; our product brands and names may be trademarks of ours or others; our products may contain voices and likenesses of actors, athletes and/or commentators and often contain musical compositions and performances that are also copyrighted. Our products may also contain other content licensed from others, such as trademarks, fictional characters, storylines and software code.

We acquire the rights to include these kinds of intellectual property in our products through license agreements that are typically limited to use of the licensed rights in products for specific time periods.

We own the trademark to the name “Red Mile Entertainment”. This trademark is pending and we received a notice of allowance in late March 2006 and filed proof of use in April 2006.

As of June 15, 2006, we have the following license agreements:

1.

Heroes of the Pacific – We have the exclusive right to publish the game for PS2, Personal computers, Xbox, and PSP worldwide. This license expires as to PS2, Personal computers and Xbox on January 21, 2008 and on PSP January 21, 2015.

2.	GripShift – We have the exclusive right to publish the game on PSP worldwide through September 27, 2008.

3.

Jackass – We have the exclusive right to use on any gaming platform in any country where MTVN has registered the trademark (all major video game markets). This license expires 3/31/2010 with an extension provision through 12/31/2012.

4.	Disney’s Aladdin Chess Adventures – We have the exclusive right to use the name on one personal computer game worldwide until September 30 2007.

5.	Crusty Demon’s of Dirt – We have the exclusive right to use on video games for any gaming platform, worldwide. This license expires on 5/5/2008 with an extension provision through 5/5/2011.

6.	Timothy and Titus – We have the exclusive right to use on personal computer games in North America.

7.	El Matador- We have the exclusive right to use on a personal computer game in North America. This License expires on September 30, 2010.

8.	Super Sudoku – We have the exclusive right to publish the personal computer game in North America and Australia through November 22, 2011.

9.	Equestrian Challenge – We have the exclusive right to publish the game on PS2, Personal computers and Xbox worldwide through April 22, 2010.

10.	Who Rocks – We have the right to publish the DVD game in Europe, Australia, New Zealand, India, Canada and the United States through January 25, 2012.

11.	Who Rules? – We have the right to publish the DVD game in Europe, Australia, New Zealand, India, Canada and the United States through January 25, 2012.

12.	Who Rules? Almighty Edition (formerly Bible Stumpers) – We have the right to publish the DVD game in Europe, Australia, New Zealand, India, Canada and the United States through January 25, 2012

Competition

Our products compete with motion pictures, television, music and other forms of entertainment for the leisure time and money of consumers.

We currently compete with Sony, Microsoft, and Nintendo, each of which develop and publish software for their respective console platforms. We also compete with numerous companies which are, like us, licensed by the console manufacturers to develop and publish software games that operate on their consoles. These competitors include Activision, Atari, Capcom, Eidos, Electronic Arts, Koei, Konami, LucasArts, Midway, Namco, Sega, Take-Two Interactive, THQ, Ubisoft and Vivendi Universal Games, among others. Diversified media companies such as Time Warner, Viacom and Disney have also indicated their intent to significantly expand their software game publishing efforts in the future.

2WG also competes with numerous companies. These competitors include Mattel, Hasbro, Bequal, ODVD, and Screenlife.

We believe that the software games segment is best viewed as a segment of the overall entertainment market. We believe that large software companies and media companies are increasing their focus on the software games segment of the entertainment market and as a result, may become more direct competitors. Several large software companies and media companies (e.g., Microsoft and Sony) have been publishing products that compete with ours for a long time, and other diversified media/entertainment companies (e.g., Time Warner and Disney) have announced their intent to significantly expand their software game publishing efforts in the future.

Our competitors vary in size from very small companies with limited resources to very large, diversified corporations with greater financial and marketing resources than ours. Our business requires the continuous introduction of popular games, which require ever-increasing budgets for development and marketing. As a result, the availability of significant financial resources has become a major competitive factor in developing and marketing of software games.

In addition to competing for product sales, we face heavy competition from other software game companies to obtain license agreements granting us the right to use intellectual property included in our products. Some of these content licenses are controlled by the diversified media companies, which intend to expand their software game publishing divisions.

Finally, the market for our products is characterized by significant price competition and we regularly face pricing pressures from our competitors. These pressures may, from time to time, require us to reduce our prices on certain products. Our experience has been that software game prices tend to decline once a generation of consoles has been in the market for a significant period of time due to the increasing number of software titles competing for acceptance by consumers and the anticipation of the next-generation of consoles.

Seasonality

Our business is highly seasonal. We typically experience our highest revenue and profits in the calendar year-end holiday season (October through December) and a seasonal low in revenue and profits in our first fiscal quarter (April through June). This seasonal pattern is due to the increased demand for software games during the year-end holiday season and the reduced demand for the games during the summer.

Employees

Including 2WG, we currently have eleven full time employees. We also utilize one full-time and four part-time consultants to assist us. Our third party developers have approximately 125 employees and consultants working on our games.

We plan to hire an additional three employees and three outside consultants in the next 12 months to support our expansion plans including taking direct responsibility for marketing our products to consumers.

Major Customers

Historically, Red Mile has sub-licensed the publishing rights to larger, more established companies, including Sony Online Entertainment (GripShift world-wide); Codemasters (Heroes of the Pacific in Europe and parts of Asia) and Ubisoft (Heroes of the Pacific in North America) who then sell to the major wholesalers or retailers throughout the territory and perform the consumer and trade marketing. These companies may also be our competitors. In the future, we plan to sell some products directly to major wholesalers and retailers in North America and control the marketing of our games. This changeover is dependent on our raising additional working capital needed to finance these activities. Our subsidiary, 2WG, intends to sell all its current PC and DVD products directly to wholesalers.

Acquisitions

2WG

In August 2005, we entered into a joint venture agreement with 2WG LLC to form and operate 2WG Media Inc. (“2WG”), which would develop and publish PC video games. Initially, we purchased 39.9% of the outstanding shares of 2WG in exchange for a commitment to invest up to $500,000 in 2WG to be used for operating expenses and product development. 2WG LLC owned the remaining 60.1% interest. Effective December 21, 2005, we merged 2WG into a newly formed wholly owned subsidiary in exchange for up to 700,000 shares of our common stock. 500,000 of these shares are subject to an earn-out based on 2WG revenues and gross profits during the period from January 1, 2006 through March 31, 2007.

2WG’s role is also to create and implement the direct to retail strategy that we require in order to expand our business to include direct marketing and distribution to the retailer and consumer. 2WG currently has three PC products and five DVD games virtually completed development. (See “Our Games Under Development”)

2WG’s principals have experience in the direct to retail business. For example, 2WG’s chief executive officer, Robert Westmoreland, was a software buyer with such retailers as Wal-Mart, Computer City and Babbage’s. He was also an executive with Gathering of Developers for approximately two years. Upon completion of the 2WG merger, Mr. Westmoreland, in addition to his role as chief executive officer of 2WG, became our Vice President of Publishing.

IR Gurus

On September 1, 2005, we optioned the right to purchase all the outstanding common stock of IR Gurus, a developer of interactive video games headquartered in Melbourne, Australia. The agreement with IR Gurus provided that we would acquire 24% of the outstanding common stock of IR Gurus over the twelve months ending August 2006, for a total purchase price of $600,000. It also provided us with an option to purchase the entire company for a fixed price through August 2006.

Pursuant to the terms of a separate agreement, we earned (i) 2.5% of the outstanding common stock of IR Gurus upon signing of a development agreement for Equestrian Challenge, (ii) an additional 2.5% of the outstanding common stock of IR Gurus upon signing of a development agreement for the next version of Heroes of the Pacific on the PSP and (iii) an additional 5% of the outstanding common stock of IR Gurus upon signing of a development agreement for a Heroes of the Pacific sequel on Xbox, PS3 and PCs. In addition, we also purchased an equity position in IR Gurus for cash. As of June 15, 2006, we own a total of 18% of the outstanding shares of IR Gurus.

In December 2005, we notified IR Gurus of our desire to exercise the purchase option and we are continuing negotiating the definitive agreement to acquire that portion of IR Gurus not already owned by us for $1.8 million in cash and shares of our common stock valued at $2.5 million. Additional incentive payments are also being negotiated in the amount of $650,000 if certain revenue milestones are achieved. Under the terms negotiated to date, a portion of the cash component of the purchase price to be paid will be contingent upon our successful raising of additional capital if our registration becomes effective and we are approved for trading on the OTC Bulletin Board. Also under the terms negotiated to date, the share component of the purchase price to be paid is contingent upon our registration becoming effective and our shares being approved for trading on the OTC Bulletin Board with a closing price. The number of shares to be issued to the selling shareholders would be calculated by dividing the $2.5 million stock value by the average of the closing prices of our common stock over a 21 day period on the OTC Bulletin Board. Management can give no assurance that all the conditions for consummating this transaction will occur.

IR Gurus incubated and owns the intellectual property of Heroes of the Pacific, which we have licensed. We have the right of first refusal with respect to sequels of Heroes of the Pacific. IR Gurus also develops video games for other publishers including Sony Computer Entertainment Europe (Sony), AFL Premiership 2005 and Gaelic Games Football. In addition to a PSP version and next generation versions of Heroes of the Pacific, IR Gurus is currently working on AFL Premiership 2006 for Sony and a current day air combat game for another publisher.

IR Gurus has also licensed the rights to certain venues, horses and riders for use in Equestrian Challenge. We have a license to the rights for this game and a right of first refusal for sequels.

INVESTOR INFORMATION

Currently, we are not required to deliver our annual report to security holders. However, we will voluntarily send an annual report, including audited financial statements, to any shareholder that requests it. We are subject to the information requirements of the Securities Exchange Act of 1934 and in accordance therewith will file reports, proxy statements and other information with the Commission and provide stockholders with the information required under the Securities Act of 1934.

You may inspect the registration statement, exhibits and schedules filed with the Securities and Exchange Commission at the Commission's principal office in Washington, D.C. Copies of all or any part of the registration statement may be obtained from the Public Reference Room of the Securities and Exchange Commission, 100 F Street, N.E., Washington, D.C. 20549: l-800-SEC-0330. Please call the Commission at 1-800-SEC-0330 for further information on the operation of the public reference rooms. The Securities and Exchange Commission also maintains a web site at http://www.sec.gov that contains reports, proxy statements and information regarding registrants that file electronically with the Commission.

ITEM 2. DESCRIPTION OF PROPERTY

Our corporate offices are in leased space in Sausalito California of approximately 2,500 square feet at $2.00 per square feet. In addition, we lease approximately 400 square feet of office space in Heath, Texas at approximately $4.50 per square foot, inclusive of utilities and internet services. We believe that if we lost either lease at these premises, we could promptly relocate within ten miles on similar terms.

ITEM 3. LEGAL PROCEEDINGS

There is no litigation pending or threatened by or against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During our fourth quarter ended March 31, 2006, the Red Mile Entertainment, Inc. - Delaware, predecessor company (Red Mile Entertainment, Inc. – Florida) passed a resolution by way of “Action By Written Consent” approving the merger with Red Mile Entertainment, Inc. – Delaware.

The vote cast for this matter as follows:

	FOR	AGAINST	ABSTAIN
Preferred A	9,496,000	-	861,000
Preferred B	2,536,000	-	0
Preferred C	1,137,500	-	161,360
Total preferred	13,169,500		1,022,360
Common	13,115,983	-	1,104,887
Total shares	26,285,483		2,127,247

The sole shareholder for Red Mile Entertainment, Inc. – Delaware corporation, voted all the then, outstanding shares (100,000) in favor of the transaction.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

From December 2004 through March 2005, we closed on a $2,780,000 private placement to three investors of 2,780,000 shares of Preferred A Redeemable Convertible Stock and 2,780,000 warrants to purchase 1,779,000 shares of common stock. Each investment unit consisted of one share of Preferred A Redeemable Convertible Stock and a warrant to purchase .55% of a share of common stock. The preferred shares are convertible into common stock on a one to one basis and the warrants are exercisable at $1.10 per share of common stock. All Preferred A shares automatically converted to shares of our common stock on May 15, 2006, pursuant to their terms, the date the company filed its registration statement.

In January 2005, we purchased $1.9 million in secured debt of Fluent Entertainment, Inc. (See "Certain Relationships and Related Transactions") from two third parties for 3,820,000 shares of Preferred A Redeemable Convertible Stock. In connection with this transaction, we recorded a debt inducement conversion charge of $1,967,917 in our consolidated statement of operations. Then, in February 2005, the Company purchased certain assets of Fluent Entertainment, Inc. including the title to three video games in development. In connection with this purchase, we retired the previously purchased $1.9 million of secured debt and issued an additional 9,504,826 shares of our common stock. We also assumed the liability to pay the developers that were developing the three video games.

In September 2005, the Company issued 2,000,000 shares of Preferred A Redeemable Convertible stock to retire $1 million of debt. In connection with this transaction, we recorded a debt inducement conversion charge of $1,000,000 in our consolidated statement of operations.

In September and October 2005, we closed on a $1,300,000 private placement to sixteen investors of 1,300,000 shares of Preferred A Redeemable Convertible Stock. These investors included both U.S. and non U.S. investors.

In September 2005, we acquired 39.9% of 2WG, a newly formed developer and publisher of personal computer games, in exchange for a commitment to fund 2WG up to $500,000 in operating expenses and new product development. 2WG LLC owned the remaining 60.1% interest. In December 2005, we merged 2WG into a newly formed wholly-owned subsidiary and exchanged all of the outstanding stock of 2WG owned by 2WG LLC for up to 700,000 shares of our common stock in order to position ourselves to take advantage of relationships which 2WG has developed. (See Description of Our Business-Acquisitions).

In December 2005, we issued 457,000 investment units outside the U.S. to six non U.S. investors for $571,250. A unit consisted of one share of Series A Redeemable Convertible Preferred stock and a warrant to purchase an additional share of common stock before May 1, 2008 for $1.50 per share.

In March and May 2006, Red Mile issued 2,536,000 investment units outside the U.S. to thirty two non U.S. investors for $3,170,000. A unit consisted of one share of Series B Redeemable Convertible Preferred stock and a warrant to purchase an additional share of Series B Redeemable Convertible Preferred stock before May 1, 2008 for $1.50 per share.

From January through March 2006, Red Mile issued 998,860 investment units outside the U.S. to twenty seven non U.S. investors for $1,248,575. A unit consisted of one share of Series C Redeemable Convertible Preferred stock and a warrant to purchase an additional share of Series C Redeemable Convertible Preferred stock before May 1, 2008 for $1.50 per share.

In addition, From March through the beginning of May 2006, nine US investors purchased 300,000 units for a total of $375,000. A unit consisted of one share of Series C Redeemable Convertible Preferred stock and a warrant to purchase an additional share of Series C Redeemable Convertible Preferred stock before May 1, 2008 for $1.50 per share.

On May 15, 2006, all of Red Mile’s outstanding Preferred A shares automatically converted to common shares when Red Mile filed its registration statement on Form SB-2.

Our authorized capital consists of 100 million shares of common stock, par value $.001 per share and 20 million shares of preferred stock. There currently is no public trading market for our securities. We have pending a Registration Statement on Form SB-2 to register 27,098,742 shares of our common stock. There can be no assurance as to when, if ever, this registration statement will become effective. As of June 15, 2006, the Company’s capitalization is as follows:

	Number of shares	Approximate Number of shareholders
Common shares	24,777,870	134
Series A redeemable convertible preferred shares (1)	0	0
Series B redeemable convertible preferred shares (2)	2,536,000	30
Series C redeemable convertible preferred shares (2)	1,298,860	34
TOTAL	28,612,730

(1) The Series A redeemable convertible preferred shares automatically converted to common shares on a one for one basis upon fling of Form SB-2 on May 15, 2006.

(2) The Series B and C redeemable convertible preferred shares automatically convert to common shares on a one for one basis when all of the following occur; our effective registration of the underlying securities as filed on Form SB-2, the granting of an over the counter bulletin board listing and authorization for trading, and the company completing a financing for gross proceeds of at least $5,000,000.

Of the 28,612,730 outstanding shares, 14,799,882 are included for registration in the aforementioned SB-2. No shares can be sold pursuant to Rule 144 of the Securities Act.

There are warrants outstanding for the purchase of 8,464,000 shares of our common stock. There are also warrants outstanding for the purchase of 2,536,0000 and 1,298,860 shares of redeemable convertible Preferred B and redeemable convertible Preferred C shares, respectively. All of the common shares which these warrants are exercisable into, or convertible into, are included for registration in the aforementioned SB-2.

We have reserved the following common shares for issuance:

Conversion of preferred shares:	3,834,860
Exercise of warrants:	12,298,860
Stock option plan exercises	4,000,000
Total	20,133,720

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding stock options	Weighted average exercise price of outstanding stock options	Number of securities remaining available for future issuance under equity compensation plans
Red Mile Entertainment 2006 Stock Option Plan	3,112,898	$0.30	887,102

Holders of our preferred and common stock have the right to cast one vote for each share of stock in their name on the books of our company, whether represented in person or by proxy, on all matters submitted to a vote of holders of common stock, including election of directors. There is no right to cumulative voting in election of directors. Except where a greater requirement is provided by statute or by the articles of incorporation, or in the by-laws, the presence, in person or by proxy duly authorized, of the one or more holders of a majority of the outstanding shares of our common stock, constitutes a quorum for the transaction of business. The vote by the holders of a majority of a class of outstanding shares is required to effect certain fundamental corporate changes such as liquidation, merger, or amendment of our articles of incorporation.

There are no restrictions in our articles of incorporation or by-laws that prevent us from declaring dividends. The Delaware General Corporation Law does, however, prohibit us from declaring dividends where, after giving effect to the distribution of the dividend (1) we would not be able to pay our debts as they become due in the usual course of business or (2) our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution. We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

ITEM 6. PLAN OF OPERATIONS

Liquidity and Capital resources

During fiscal 2005, we raised approximately $2.8 million in cash through private offerings. These funds were used primarily for development of four video games by third party subcontractors and to finance our internal overhead. In fiscal 2006, we raised approximately $5.0 million through private offerings. These funds were primarily used to complete the development of two games and begin development of additional projects.

We require additional funding of at least $10.0 million to be able to support and execute on our expansion plans which includes completing games under development, beginning new games for fiscal 2008 release, and beginning to self publish some games in North America. We are also contemplating one or more acquisitions which will require additional cash resources. We will be unable to develop or publish additional games, or consummate any acquisitions if we are unable to raise additional financing.

If we are unable to raise the funds required to begin self-publishing these games, we will continue with our co-publishing model. Under the co-publishing model, we believe our current cash on hand of approximately $1.3 million as of June 15, 2006, in addition to anticipated cash flow from operations, would enable the company to continue operating through the end of its second fiscal quarter.

In addition to money needed to develop new games, we will also need money to fund the expansion of our staff. It is currently anticipated that together with 2WG, our wholly-owned subsidiary, we will hire an additional three employees and three outside consultants in the next 12 months to support our expansion plans, including taking direct responsibility for marketing our products to consumers.

Results of Operations

The results of operations for the fiscal year ending March 31, 2006 and the period from December 21, 2004 (inception) through March 31, 2005 were as follows:

Summary of Statements of Operations

	2006	2005	% change
Revenues	$ 4,500,959	$ -	N/A
Cost of sales	5,477,252	1,937,359	180%
Gross margin	(976,293)	(1,937,359)	N/A
Operating expenses	3,872,585	2,392,259	62%
Net loss	(4,848,878)	(4,329,618)	12%
Income tax expense	800	-
Net loss	$(4,849,678)	$(4,329,618)	12%

Accretion on redeemable convertible preferred stock	(5,990)	-
Net loss attributable to common shareholders	$ (4,855,668)	$(4,329,618)

Net loss per common share Basic and diluted	$ (.37)	$ (.61)	(60%)

Shares used in computing basic and diluted net loss per share (in 000’s)	13,242	7,092	87%

Revenues

For the year ended March 31, 2006, our revenue consisted of development fees and royalties on two products developed by third parties for us and licensed to three other video game co-publishers. A third product shipped in our fourth fiscal quarter of 2006 but this product was immaterial to our operations and we do not expect to derive any material revenue from this product in the future. During our fiscal year ended March 31, 2006, we derived 78% or $3.5 million from royalty revenue and 22% or $1.0 million from development revenue. Of these amounts, 71% or $3.2 million of revenue was derived from North America and 29% or $1.3 million was derived from Europe and Asia. We anticipate minimal royalty income from these two games in fiscal 2007. In addition, we have several games under development which we anticipate will be ready for shipment in fiscal 2007.

If we are successful in raising additional working capital during the second half of calendar 2006, we may self-publish our games under development for release in North America although we may continue to license the publishing rights to co-publishing partners. Self publishing in North America would enable us to retain a greater portion of the wholesale revenue from these games. We would also take responsibility for consumer and trade advertising for these games. We plan to continue using third party co-publishers in Europe and Asia.

We expect to self-publish in North America the games being developed on behalf of 2WG (under the 2WG Media, Inc. name). 2WG already has established relationships with a leading independent sales representative firm in the video game business and also has a relationship with Navarre Corp., a leading independent distributor of video games. We anticipate using these two firms to sell and distribute our 2WG games.

During fiscal 2005, we were a development stage company and did not generate any revenue.

Cost of sales

Cost of sales increased from $1.9 million in fiscal 2005 to $5.5 million in fiscal 2006. As the components of cost of sales in the years differ, the numbers are not directly comparable.

The $1.9 million in cost of sales booked in fiscal 2005 reflects the cancellation of development of a game and a charge for the development costs incurred through the date of cancellation. The Company acquired this game already in development but decided to cancel the contract and restart the development with a new developer.

Cost of sales for fiscal 2006 consists of:

Amortization of capitalized software development costs	$3,577,300
Royalties to third party game developers	$345,747
Write down of software development costs to net realizable value	1,554,205
Total	$5,477,252

In fiscal 2006, we shipped our first two games, GripShift and Heroes of the Pacific (Heroes). We also shipped a third game, Disney’s Aladdin Chess Adventures but this game was immaterial to our operations. With GripShift, we expensed the entire cost of development upon initial shipment of the game as the game was developed under a development contract where we earned the entire development fee upon acceptance of the game by the platform licensor. In the case of Heroes, the costs of development were fully amortized by March 31, 2006 as we determined that the future estimated unit shipments would be minimal. Royalties to third parties reflects a share of the profits made on both GripShift and Heroes that were shared with the third party developers of both games.

During the year, we determined that the costs capitalized of one game under development (Crusty Demons of Dirt), exceeded our estimate of the net realizable value of the game. Accordingly, we took a charge of approximately $1.6 million to write down the capitalized costs of the game to net realizable value.

Operating Expenses

Operating expenses for the fiscal year ended March 31, 2006 and the period from December 21, 2004 (inception) through March 21, 2005 were as follows:

	Year ended March31, 2006	percent of total	Period from December 21,2005 through March31, 2005	Percent of total
Research and development costs	$244,080	6.3	$89,437	3.7%
General and administrative costs	1,493,079	38.6%	196,183	8.2%
Marketing and business development costs	667,896	17.2%	138,722	5.8%
Public shell acquisition costs	467,530	12.1%	-	-
Debt conversion inducement costs	1,000,000	25.8%	1,967,917	82.3%
Total operating expenses	3,872,585	100.0%	$2,392,259	100.0%

During fiscal 2005, the Company was in its development stage and primarily raising capital and acquiring products under development. During the year, we incurred a debt inducement conversion charge of nearly $2.0 million related to converting a portion of our debt into equity. Excluding the debt inducement conversion costs, salaries and related expenses accounted for nearly 68% of total operating costs. Office expenses accounted for 12%, marketing expenses accounted for 11%, and travel accounted for 8%.

In fiscal 2006, we completed the development of our first two products. We also stopped development of one game and restarted the development with a new developer. Also during the year, we entered into co-publishing agreements with co-publishers, began development of new games, and acquired a publishing company (2WG). We also acquired a non-trading publicly registered shell company and raised additional equity. In addition, we also moved management of our game development from third party contractors to our own internal development staff.

During fiscal 2006, we purchased Edmonds 1, Inc., a non-trading public shell company. The entire cost of this acquisition was $467,530 and was expensed at the time of acquisition.

We also took a debt inducement charge of $1.0 million during the year related to converting a $1.0 million convertible note into two million shares of Preferred A Redeemable Convertible Stock.

Research and development

Our research and development expenses consist of the costs incurred in our internal development group. All actual game development is performed by third party developers under fixed fee contracts. These external costs are capitalized and expensed using the greater of the ration of total current unit shipments to the total projected unit shipments or straight-line over the estimated life of the game. All internal development costs are expensed as incurred. During fiscal year 2005, we did not have any internal development staff and we used outside contractors to manage our game development.

In fiscal 2006, we increased our internal development staff to two people and expect it to grow to four during fiscal 2007.

In general, a product goes through multiple levels of design, production, approvals and authorizations before it may be shipped. These approvals and authorizations include concept approvals from the platform licensors of the game concept and product content, approvals from the licensor of the intellectual property of the game design and game play, and approvals from the platform licensors that the game is free of all material bugs and defects. In addition, all games are required to be rated by the Entertainment Software Rating Board (ESRB) for their content. Once the aforementioned approvals have been satisfied, the game can be placed into manufacturing at a manufacturer that must also be approved by the platform licensor. Once a product is manufactured and inspected, it is ready to be shipped.

Our products under development include Crusty Demons of Dirt which is awaiting approval from the platform licensor that the product is free of all material bugs and defects and we expect it should ship on the Microsoft Xbox platform in North America and Xbox and Sony PS2 platform in Europe and Asia in the first half of fiscal 2007; Equestriad, in which development is currently in progress, is waiting concept approval from the platform licensor and we expect the game to be ready for worldwide release in the third fiscal quarter of 2007 on PS2 and PC; Jackass the Video game, in which development is currently in progress and waiting concept approval from the platform licensor, which we expect to be available for shipment worldwide in the fourth fiscal quarter of 2007 on PS2 and PSP platforms; and a PSP version of our Heroes of the Pacific game in which development is currently in progress and waiting concept approval from the platform licensor which we expect will be ready for release in the fourth fiscal quarter of 2007. In fiscal 2007, we will also begin development of several new games for planned shipment in 2008 and 2009. Currently, a sequel of Heroes of the Pacific on the Sony PS3, Microsoft Xbox 360 and PC is targeted for shipment in fiscal 2008. This game is currently in a pre-production phase where the game design and content is being planned, no actual development is in progress on this game.

2WG had Super Sudoku, El Matador, and Timothy Titus under development and are now complete. All three are PC games and do not require approvals from third parties before shipping but they must still be rated by the ESRB. El Matador and Timothy and Titus are currently waiting to receive their ratings, Super Dudoku has received its rating. We expect all three games should ship in our second quarter of fiscal 2007. In addition, 2WG has five DVD games currently under development. Three of these games, Who Rocks?, Who Rules? and Who Rules? Almighty Edition, have been completed. World War II, and History of Hollywood are in the process of being developed. There is no third party approvals required before a DVD game is shipped. We anticipate that each of these DVD games will also ship in the first half of fiscal 2007.

The funds required to develop a new game depend on several factors including; the target release platform, the scope and genre of the game design, the cost of any underlying intellectual property licenses, the length of the development schedule and size of the development team, the complexity of the game, the skill and experience of the development team, the location of the development studio, and any specialized software or hardware necessary to develop a game. Based on the type and caliber of games we plan on producing, as well as the development studios we plan on utilizing, we estimate the following range of direct costs to complete a game based on platform type: next generation platform - $5,000,000 to $8,000,000; PSP - $1.0 million to $2.0 million; PS2; $1.5 million to $3.0 million; XBOX - $1.5 million to $3.0 million; PC - $1.5 million to $3.0 million; DVD - $75,000 to $250,000.

General and administrative costs

General and administrative (G&A) costs are comprised primarily of employee salaries and benefits, professional fees (legal, accounting, investor relations and consulting), facilities expenses, and insurance costs.

Total G&A costs increased from $196,000 in fiscal 2005 to approximately $1.5 million in fiscal 2006. Approximately 322% of this 750% increase can be attributed to fiscal 2005 being a partial fiscal year. The acquisition of 2WG in fiscal 2006 contributed to an additional $159,000 of the increase in G&A costs.

The following analysis is based on annualizing Red Mile’s fiscal 2005 costs and comparing them to fiscal 2006. Audit and tax costs increased 485% to nearly $160,000. This increase was the result of several quarterly audits performed, the cost to complete our initial annual audit, the costs of our initial tax returns, and increased accounting costs. Legal expenses increased 336% due to acquisition related fees and fees related to our becoming a publicly reporting company. In addition, in fiscal 2006, we accrued $96,000 in employee bonuses. $88,500 of these employee bonuses are payable if we are approved and our shares become traded on a public exchange, although we can give no assurance that our shares will trade on any exchange. There were no employee bonuses accrued in fiscal 2005. Insurance costs increased $35,000 as we expanded the depth and breadth of our coverage when we moved out of development stage. While we incurred no consulting fees in fiscal 2005, we incurred $171,000 in consulting fees in fiscal 2006. The 2006 consulting fees were primarily related to investor relations fees. We also hired a consultant to assist us in the process of becoming a public company.

The Company expects that G&A costs will increase moderately in fiscal 2007 as the Company expands the scope of its operations. In fiscal 2007, the Company anticipates incurring all the costs associated with being a publicly registered and trading company. In addition, the company expects to increase its internal accounting and finance staff.

Marketing and business development costs

Marketing and business development costs consist primarily of employee salaries and benefits, consulting costs, public relations costs, marketing research, web site costs, and sales support materials costs.

Total marketing and business development expenses increased 385% from $139,000 in fiscal 2005 to $668,000 in fiscal 2006. Annualizing fiscal 2005 costs, the year over year increase was approximately 20%. Employee salaries and bonuses increased 21%, which included $51,000 in employee bonuses accrued. On an annualized basis, consulting expenses increased 222% or $51,000, as we increased the utilization of a marketing consultant. We expect to further increase the utilization of this consultant in fiscal 2007. We expect that marketing expenses will increase substantially in the second half of fiscal 2007.

FORWARD-LOOKING STATEMENTS

Most of the matters discussed within this prospectus include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In some cases you can identify forward-looking statements by terminology such as "may," "should," "potential," "continue," "expects," "anticipates," "intends," "plans," "believes," "estimates," and similar expressions. These statements are based on our current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties, many of which are set forth in this prospectus. Actual results and events may vary significantly from those discussed in the forward-looking statements.

These forward-looking statements may include, among other things, statements relating to the following matters:

o	our ability to realize significant cost savings by outsourcing much of the capital-intensive aspects of our business to others.

o	the likelihood that our management team will increase our profile in the industry and create new video games for us.

o	our ability to compete against companies with much greater resources than us.

o	our ability to obtain various licenses and approvals from the third party hardware manufacturers.

These forward-looking statements are made as of the date of this prospectus, and we assume no obligation to explain the reason why actual results may differ. In light of these assumptions, risks, and uncertainties, the forward-looking events discussed in this prospectus might not occur.

Indemnification of officers and directors

Our Certificate of Incorporation provides that we may indemnify our officers and/or directors for liabilities, which can include liabilities arising under the securities laws. Therefore, our assets could be used or attached to satisfy any liabilities subject to such indemnification.

Critical Accounting Policies

Red Mile's financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("GAAP"). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact its financial condition and results of operations, Red Mile views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on Red Mile's consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Revenue recognition

Red Mile’s revenue recognition policies are in accordance with the American Institute Of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2 “Software Revenue Recognition” as amended by SOP 98-9 ”Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” and SOP 81-1 “Accounting for Performance of Construction Type and Certain Production-Type Contracts”.

Red Mile may receive minimum guaranteed royalties or development advances from its co-publisher(s) or distributor(s) prior to and upon final delivery and acceptance of a completed game. Under these agreements, such payments do not become non-refundable until such time as the game is completed and accepted by the co-publisher(s). Pursuant to SOP 81-1, the completed contract method of accounting is used and these cash receipts are credited to deferred revenue when received.

In cases where the contract with the co-publisher(s) is a development contract, revenue is recognized once the product is completed and accepted by the co-publisher(s). This acceptance by the co-publisher(s) is typically concurrent with approval from the third party hardware manufacturer for those products where approval is required from the third party hardware manufacturer.

In cases where the agreement with the co-publisher(s) or distributor(s) calls for these payments to be recouped from royalties earned by Red Mile from sales of the games, we do not recognize revenue from these payments until the game begins selling. Accordingly, we recognize revenue as the games are sold by the co-publisher(s) or distributor(s) using the stated royalty rates and definitions in the contract. Periodically, we review our deferred revenue balances and if the product is no longer being sold or when our current forecasts show that a portion of the revenue will not be earned out through forecasted sales of the games, the excess balance in deferred revenue is recognized as revenue.

Determining when and the amount of revenue to be recognized often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue we report. For example, in recognizing royalty revenue, we must make assumptions as to the total number of units a product will sell, the average selling price of these units, potential returns and potential price protection of the product which could result in credits to retailers for their unsold inventory. Changes in any of these assumptions or judgments could cause a material increase or decrease in the amount of net revenue we report in a particular period.

Software Development Costs

Software development costs include the costs of milestone payments made to independent software developers and other third parties under development contracts. Such costs are accounted for in accordance with Statement of Financial Standards No. 86 “Accounting For The Costs Of Computer Software To Be Sold, Leased or Otherwise Marketed”.

Software development costs are capitalized once technological feasibility is established and such costs are determined to be recoverable from future sales of the game. For products where proven technology exists, this may occur very early in the development cycle. Technological feasibility is determined on a game by game basis. Capitalized costs for such games that are cancelled or abandoned are charged immediately to cost of sales. Recoverability of capitalized software is evaluated on the expected performance of the specific games for which the costs relate. Once the product is completed and released, capitalized software and development costs are amortized to cost of sales using the greater of the ratio of the total current unit shipments to total projected unit shipments or straight line over the estimated life of the product. For products released in prior periods, we evaluate the future recoverability of capitalized amounts on a quarterly basis or when events or circumstances indicate the capitalized costs may mot be recoverable.

Determining the amount to be expensed in a period and the ultimate recoverability requires judgments and assumptions that can have a significant impact on the timing and amount of the cost of sales that we report. For example, because the computation of cost of sales requires us to periodically forecast the worldwide lifetime unit shipments of a game, an increase or decrease in this assumption of total lifetime shipments could cause a material increase or decrease in the amount of cost of sales we report in a particular period.

ITEM 7. FINANCIAL STATEMENTS

See pages F-1 through F-19

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

The Company maintains controls and procedures designed to ensure that information required to be disclosed in this report is recorded, processed, accumulated and communicated to the management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding the required disclosure.

As of March 31, 2006, the management, with the participation of the chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of the design and operation of these disclosure controls and procedures. The chief executive officer and chief financial officer concluded that these disclosure controls and procedures are effective as of March 31, 2006.

Changes in internal controls.

The Company has made no changes in its internal controls or in other factors that could significantly affect these controls, nor did it take any corrective action, as the evaluation revealed no significant deficiencies or material weaknesses, in the period ended March 31, 2006.

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

Our board of directors acts as our audit committee. No member of our board of directors is a “financial expert," as that term is defined in Item 401(e) of Regulation S-B promulgated under the Securities Act.

To date, we have conducted limited operations and generated only minimal revenue since inception. In light of the foregoing, and upon evaluating our internal controls, our board of directors determined that our internal controls are adequate to ensure that financial information is recorded, processed, summarized and reported in a timely and accurate manner in accordance with applicable rules and regulations of the SEC. Accordingly, our board of directors concluded that the benefits of retaining an individual who qualifies as an "audit committee financial expert" would be outweighed by the costs of retaining such a person.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE

WITH SECTION 16(A) OF THE EXCHANGE ACT

Our directors and officers, as of June 15, 2006, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

The directors, officers and key employees of the company are as follows:

Name	Age	Position

Chester Aldridge	34	Director, Chairman, President and Chief Executive Officer

Richard Auchinleck	54	Director
David Baker	38	Director
Geoffrey Heath	61	Director
Kenny Cheung	31	Director
Mike Troy	35	Vice President – Business Development

Robert Westmoreland	39	Vice President - Publishing
Ben Zadik	31	Chief Financial Officer, Treasurer and Secretary

The business experience, principal occupations and employment of each of the above persons during at least the last five years are set forth below.

CHESTER ALDRIDGE. In May 2006, Mr. Aldridge became a member of our board of directors and our Chairman, President and Chief Executive Officer. He was Red Mile Florida's chairman and chief executive officer since its formation in December 2004. Beginning in April 2000, Mr. Aldridge was employed by Fluent Entertainment, Inc. ("Fluent"), a video game developer that assisted in developing such titles as Sim City and Reader Rabbit. Fluent was placed into receivership in mid-2005. From April 2000 until December 2003, Mr. Aldridge was chief executive officer and chairman of Fluent. From January 2004 through December 2004, he was vice president business development of Fluent. Mr. Aldridge is also the managing partner of The Etude Group which is primarily a family-owned investment vehicle.

RICHARD AUCHINLECK. Mr. Auchinleck joined Red Mile Florida's board of directors in December 2005 and joined our board of directors in connection with the merger. Mr. Auchinleck was employed by Gulf Canada Resources Ltd., a Canadian based oil and gas company ("Gulf'), for 25 years, retiring in 2001 as president and chief executive officer after the sale of the company to Conoco Inc. He continues an association with the company as a member of the ConocoPhillips board of directors. From 1999 to 2001, he was the president and chief executive officer of Gulf. He is also a member of the board of directors of Enbridge Commercial Trust and Telus.

DAVID N. BAKER. Mr. Baker joined Red Mile Florida's board of directors in November 2005 and joined our board of directors in connection with the merger. Since 2003, Mr. Baker has been the managing principal of Core Fund Management, L.P., the general partner of Core Fund, L.P., a special situations hedge fund focusing primarily on micro-capitalization equities. Core Fund Management, L.P. is a registered investment advisor with the State of California. Mr. Baker also provides capital strategy to operating companies, both public and private. Mr. Baker is the president and chief executive officer of 51144, Inc. During 2001 and 2002, Mr. Baker was a proprietary trader and portfolio manager with First New York Securities and Electronic Trading Group. Mr. Baker was the founder, chief executive officer, and chairman of SectorBase, LLC, a sector-specific, quantitative and qualitative securities database that was acquired by an affiliate of Preferred Trade. Mr. Baker is a member of the National Association of Corporate Directors.

GEOFFREY HEATH. Mr. Heath joined Red Mile Florida's board of directors in December 2005 and joined our board of directors in connection with the merger. Mr. Heath has been the chief executive officer of NCsoft Europe since September 2004. Prior to that, Mr. Heath was an independent consultant.

KENNY CHEUNG. Mr. Cheung joined Red Mile Florida's board of directors in December 2004 and joined our board of directors in connection with the merger. In 1996, Mr. Cheung founded and remains the sole shareholder of Tiger Paw Capital, which is an investment company primarily involved in oil, gas and real estate ventures.

MIKE TROY. Mr. Troy was Red Mile Florida's Vice President of Business Development since December 2004 and joined us in the same office in connection with the merger. From October 2000 to December 2004, Mr. Troy was director of business development at Fluent.

ROBERT WESTMORELAND. Mr. Westmoreland joined Red Mile Florida as Vice President of Publishing in connection with the acquisition of 2WG in December 2005. He joined us in the same office in connection with the merger. He has been the chief executive officer of 2WG since its inception in September 2005. From October 2004 through December 2005, Mr. Westmoreland was chief executive officer of 2WG LLC, the predecessor to 2WG Media, Inc. From December 2001 to June 2003, he was the chief executive officer of Phantagram Interactive and from May 2000 through December 2001, he was the chief executive officer of On Deck Interactive.

BEN ZADIK. Mr. Zadik joined us in April 2006 as Chief Financial Officer, Treasurer and Secretary. From April 2004 to April 2006, he was the international controller for AMB Property Corporation. From March 2001 to March 2004, he was the assistant controller for Sangstat Medical Corporation. Prior to that he was a senior financial analyst with Netopia Inc. and a senior associate with PricewaterhouseCoopers LLP.

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

ITEM 10. EXECUTIVE COMPENSATION

The following table discloses the compensation we paid to our senior executive officers, in the twelve months ending March 31, 2006.

SUMMARY COMPENSATION TABLE

Annual Compensation

Name and Principal Position	Fiscal Year	Salary($)	Bonus($)	Other Annual Compensa- tion	Securities Underlying Options/ SARs	All Other Compensation($)
Chester Aldridge - Chief Executive Officer	2006	$150,000	-	$4,428	-	-
Ben Zadik - CFO, Treasurer and Secretary (1)	2006	-	-	-	-	-
Mike Troy - VP Business Development (2)	2006	$123,333	-	12,985	-	-
Robert Westmoreland (3) Vice President - Publishing	2006	$ 105,000	-	5,600	-	-
Ed Roffman (4)	2006	$196,250	-	18,373	-	-

(1) Mr. Zadik joined the Company in April 2006 replacing Mr. Roffman.

(2) Mr. Troy was promoted to this office in September 2005.

(3) Reflects wages paid from September 1, 2005. Mr. Westmoreland became Vice

President of Publishing in December 2005.

(4) Mr. Roffman is our former chief financial officer and our former treasurer and is now employed by us on a part time basis.

OPTION/SAR GRANTS IN LAST FISCAL YEAR – individual grants

	Number of securities underlying Options/SARS Granted	% of Total Options/SARS Granted to Employees in Fiscal Year	Exercise or base Price ($/Sh)	Expiration Date
Chester Aldridge (1)	300,000	15.74	$0.22	03/27/2016
Chester Aldridge (2)	73,200	3.84	$0.22	03/27/2016
Mike Troy (1)	100,000	5.25	$0.22	03/27/2016
Mike Troy (2)	31,720	1.66	$0.22	03/27/2016
Robert Westmoreland (3)	96,489	5.06	$0.30	10/12/2015
Robert Westmoreland (4)	500,000	26.23	$0.22	12/19/2015
Ben Zadik (1)	320,000	16.79	$0.22	03/27/2016
Ben Zadik (5)	180,000	9.44	$0.22	03/27/2016
Ed Roffman (6)	50,000	2.62	$0.22	03/27/2016

(1)	Vests 50% on 04/01/07, then 12.5% quarterly over the next four months
(2)	Fully vested upon grant
(3)	Vests 50% on 08/01/06, then 12.5% quarterly over the next four months
(4)	Vests 33.33% on 01/01/07, then 8.33% per quarter over the next eight quarters
(5)	Fully vested on 04/01/07
(6)	Vests 16.67% per month beginning January 1, 2006 until fully vested.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR

AND YEAR-END OPTION/SAR VALUES

			Number of Securities Underlying Unexercised Options/SARs at FY End		Value of Unexercised In-the Money Options/SARs at FY-End($)
	Shares Acquired on Exercise (#)	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Chester Aldridge	-	-	73,200	300,000	$ 41,724	$ 171,000
Ben Zadik	-	-	-	500,000	-	$ 285,000
Mike Troy	-	-	31,720	100,000	$18,080	$ 57,000
Robert Westmoreland	-	-	-	596,489	-	$ 332,280
Ed Roffman	-	-	25,000	25,000	$14,250	$14,250

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table indicates the number of shares of our common stock that were beneficially owned as of June 15, 2006, by (1) each person known by us to be the owner of more than 5% of our outstanding shares of common stock, (2) our directors, (3) our executive officers, and (4) our directors and executive officers as a group. In general, "beneficial ownership" includes those shares a director or executive officer has sole or shared power to vote or transfer (whether or not owned directly) and rights to acquire common stock through the exercise of stock options or warrants that are exercisable currently or become exercisable within 60 days. Except as indicated otherwise, the persons name in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. We based our calculation of the percentage owned on 41,617,792 beneficially owned shares outstanding on June 15, 2006. The address of each director and executive officer listed below is c/o Red Mile Entertainment, Inc., 4000 Bridgeway, Suite 101, Sausalito, CA 94965.

Name and Address	Number of Shares Beneficially Owned	Percent of Class

Chester Aldridge Director, Chairman, President and CEO (1)	1,160,968	2.8

Richard Auchinleck Director (2)	185,000	*

David Baker Director (3)	742,022	1.8

Kenny Cheung (4)	9,624,728	23.1
DMH Family L.P. (5)	5,655,328	13.6
Fluent Entertainment, Inc.	7,627,870	18.3
Geoffrey Heath Director (6)	35,000	*

Mike Troy VP - Business Development (7)	579,944	1.4

Robert Westmoreland VP - Publishing (8)	652,265	1.5

Ben Zadik CFO, Treasurer and Secretary (9)	50,000	*

All officers and directors as a group (8 persons)	13,029,927	31.3

* Represents less than 1%

(1)

Includes a 562,768 indirect ownership interest from shares owned in Fluent Entertainment, Inc. ("Fluent") and for which he has no voting interest. We have estimated Mr. Aldridge’s ownership through Fluent by taking his share ownership interest in Fluent and dividing this by the total shares of Fluent we believe are outstanding and multiplying by Fluent’s ownership in Red Mile.

(2)	Includes warrants to purchase 80,000 shares of common stock and options to purchase 25,000 shares of common stock.

(3)	Includes warrants to purchase 134,000 shares of common stock.

(4)

Includes 2,129,335 shares held in the name of Tiger Paw Capital, Inc., of which Mr. Cheung, is the sole shareholder, 2,030,000 shares of series A preferred stock convertible into the same number of shares of common stock, warrants to purchase 1,366,500 shares of common stock, options to purchase 166,667 shares of common stock held in the name of Mr. Cheung, 2,000,000 shares of series A preferred stock convertible into the same number of shares of common stock held in the name of Metro Crown Holdings for which Mr. Cheung holds the proxy to vote the shares, warrants to purchase 3,880,000 shares of common stock held in the name of Metro Crown Holdings, and an 82,227 indirect ownership interest from shares owned in Fluent and for which he has no voting interest. We have estimated Mr. Cheung’s ownership through Fluent by taking his share ownership interest in Fluent and dividing this by the total shares of Fluent we believe are outstanding and multiplying this by Fluent’s ownership position in Red Mile.

(5)

3,620,000 shares of series A preferred stock convertible into the same number of shares of common stock, 120,000 shares of series C preferred stock convertible into the same number of common shares, warrants to purchase 1,531,765 shares of common stock, and a 333,639 indirect ownership interest from shares owned in Fluent for which they have no voting interest. DMH Family L.P. is owned 1% by Dennis and Kathy Hart who are the general partners. Their three children are the limited partners in the Partnership.

(6)	Includes options to purchase 25,000 shares of common stock.

(7)	Includes options to purchase 31,720 shares of common stock and a 28,224 indirect ownership interest from shares owned in Fluent for which he has no voting interest.

(8)	Includes 500,000 shares of common stock held in the name of 2WG LLC, of which Mr. Westmoreland is managing principal, and options to purchase 52,265 shares of common stock.

(9)	Represents shares of series A preferred stock convertible into the same number of shares of common stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Until December 2004, Chester Aldridge, our Director, Chairman, President and Chief Executive Officer, Ed Roffman, our former chief financial officer and our former treasurer, and Mike Troy, our Vice President of Business Development, were employees of Fluent Entertainment, Inc. ("Fluent"), an undercapitalized developer and publisher of video games. In December 2004, Mr. Aldridge, Mr. Roffman and Mr. Troy left Fluent and formed our company.

Subsequently, and in connection with the sale to us of certain assets and related liabilities and commitments, Fluent received 18.3% or 8,950,428 of our shares of common stock outstanding. The material assets acquired were the rights to the Jackass and Crusty Demons of Dirt intellectual properties and prepayments of royalties to the related license holders, the partially developed software code for these two games and the rights to publish the game GripShift, which was also under development at the time. We also accepted responsibility for unpaid milestones/royalty advances due the developers of these three games. For accounting purposes, we valued the tangible assets acquired, which included a small amount of fixed assets, at an estimate of their net realizable value. The remainder of the purchase price was allocated to the intangible assets (Jackass and Crusty Demons games under development) based on our forecast of the relative revenue to be derived from the two games. The total value of the purchase price was derived based on the fair value of the equity instruments we issued in addition to the fair value of the liabilities we assumed.

This purchase was the result of an arms-length negotiation between the Vice President Of Finance of Fluent, the board of directors of Fluent, and management of the Company. Neither the Vice President Of Finance nor the board of directors of Fluent had a financial interest in the Company.

On October 20, 2005, we acquired 100% of the outstanding stock of Edmonds, 1, Inc., from David Baker and Joseph Abrams in exchange for $130,000 payable immediately, $70,000 to be paid upon the Company raising $2.0 million in additional equity, 1,216,044 shares of common stock valued at $267,530, and warrants to purchase 398,000 shares of common stock. At the time of the transaction, Edmonds 1, Inc was a non-operating public shell corporation.

The purchase was the result of an arms-length negotiation. Following the purchase of Edmonds 1, Inc., Mr. Baker joined our board of directors.

The agreement was the result of an arms length negotiation.

Other than as described above, neither our directors and executive officers nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of our common stock, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons, has any material interest, direct or indirect, in any transaction that we have entered into since our incorporation or any proposed transaction.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Fluent Entertainment, Inc. which is a more than ten percent owner of the Company's Common Stock, has not currently filed a Form 3 stating such ownership percentage. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended December 31, 2005 all other such filing requirements applicable to our officers and directors were complied with.

CODE OF ETHICS

The company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

------------------------------------------

(a)	See Item 7, Financial Statements, for an index to the consolidated financial statements and supplementary financial information filed on this Form 10-KSB.

(b)	During the three months ended March 31, 2006, we filed the following reports on Form 8-K:

•

On May 2, 2006, we filed a Current Report on Form 8-K, reporting Item 5.03, Amendments to Articles of Incorporation or Bylaws; Changes in Fiscal Year, reporting the name of the Company from Edmonds 1, Inc. to Red Mile Entertainment, Inc., increasing the number of shares of the Company’s authorized capital stock to 120,000,000 shares, and filing Certificates of Designation, Rights and Preferences of the Series A, B and C Convertible Preferred Stock.

•

On May 10, 2006, we filed a Current Report on Form 8-K, reporting (i) Item 1.01, Entry into a Material Definitive Agreement, reporting the merger of Edmonds 1, Inc. into Red Mile Entertainment; and (ii) Item 2.01 Completion of Acquisition or Disposition of Assets, reporting the information that we would be required to provide if we were filing a general form for registration of securities on Form 10-SB.

•	On May 16, 2006, we filed a Current Report on Form 8-K/A, amending Current Report on Form 8-K filed on May 10, 2006.

(c)     Exhibits have been filed separately with the United States Securities and Exchange Commission in connection with the Annual Report on Form 10-K or have been incorporated into the report by reference.

Exhibit #	Description
2.1	Articles of Merger between Red Mile Entertainment, Inc (a Delaware Corporation) and Red Mile Entertainment, Inc (a Florida Corporation) (a)
2.2	Certificate of Merger between Red Mile Entertainment, Inc (a Delaware Corporation) and Red Mile Entertainment, Inc (a Florida Corporation) (a)

3.1	Certificate of Incorporation(b)
Certificate of Amendment of Certificate of Incorporation(c)
3.2	Bylaws of registrant(b)
3.3	Certificate Of Designations – Series A Preferred Stock (c)
3.4	Certificate Of Designations – Series B Preferred Stock (c)
3.5	Certificate Of Designations – Series C Preferred Stock (c)
10.1	Co-publishing Agreement (d)
10.2	Software License Agreement (d)
10.3	Software Development And Licensing Agreement (d)
10.4	Licensing Agreement (d)
10.5	Software Development And Licensing Agreement (d)
10.6	Software Development And Licensing Agreement (d)
10.7	MTVN Merchandise Licensing Agreement (d)
10.8	Software Development And Licensing Agreement (d)
10.9	Software Publishing And Distribution Agreement (d)
10.10	Software Development And Licensing Agreement (d)
10.11	Software Development And Licensing Agreement (d)
10.12	Development And Publishing Agreement (d)
10.13	Development And Publishing Agreement (d)
10.14	Development And Publishing Agreement (d)
10.15	Development And Publishing Agreement (d)
10.16	Software Distribution Agreement (d)
10.17	Software Licensing Agreement (d)
14.1	Code of Ethics of the registrant
22	Subsidiaries of the registrant:
Name Place of Incorporation
2WG Media, Inc. Delaware
Red Mile Australia PTY LTD Australia
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit #	Description
(a)	Incorporated by reference to our Form 8-K as filed on May 10, 2006.
(b)	Incorporated by reference to our Form 10SB12G as filed on December 1, 2006.
(c)	Incorporated by reference to our Form 8-K as filed on May 2, 2006.
(d)	Incorporated by reference to our Form 8-K as filed on May 10, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company's fiscal years ended March 31, 2006, and 2005, we were billed approximately $65,000 and $45,000, respectively, for professional services rendered for the audit of our financial statements. We also were billed approximately $15,000 for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended March 31, 2006.

Audit Related Fees

There were no other fees for audit related services for the fiscal years ended March 31, 2006 and 2005.

Tax Fees

For the Company's fiscal year ended March 31, 2005, we were billed $5,000 for professional services rendered for tax compliance, tax advice, and tax planning. We have not been billed for any professional tax services for our year ended March 31, 2006.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended March 31, 2006 and 2005.

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

RED MILE ENTERTAINMENT, INC.
By: /s/ Chester Aldridge Chester Aldridge President, CEO and Director

Dated: June 28, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE
/s/ Chester Aldridge Chester Aldridge	President, CEO and Director	June 28, 2006
/s/ Ben Zadik Ben Zadik	Chief Financial Officer, (Principal Financial and Accounting Officer)	June 28, 2006

/s/ Kenny Cheung Kenny Cheung	Director	June 28, 2006

/s/ Richard Auchinleck Richard Auchinleck	Director	June 28, 2006

/s/ David Baker David Baker	Director	June 28, 2006

/s/ Geoffrey Heath Geoffrey Heath	Director	June 28, 2006

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Red Mile Entertainment, Inc.

We have audited the accompanying consolidated balance sheets of Red Mile Entertainment, Inc. and its subsidiaries (the Company) as of March 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended March 31, 2006 and for the period from December 21, 2004 (inception) through March 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Red Mile Entertainment, Inc. and its subsidiaries as of March 31, 2006 and 2005, and the results of their operations and their cash flows for the year ended March 31, 2006 and for the period from December 21, 2004 (inception) through March 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a significant accumulated deficit and has sustained negative cash flows from operations since its inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Burr, Pilger & Mayer LLP
San Francisco, California
May 15, 2006

RED MILE ENTERTAINMENT, INC.
Consolidated Balance Sheets

	March 31, 2006	March 31, 2005
ASSETS
Current assets
Cash in bank	$769,926	$302,280
Marketable securities	10,313	300,142
Accounts receivable	355,861	800,000
Prepaid expenses	22,883	21,298
Licenses	—	322,205
Software development costs	3,280,769	1,401,095

Total current assets	4,439,752	3,147,020
Property and equipment, net	101,588	46,127
Other assets	205,000	10,000

Total assets	$4,746,340	$3,203,147

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$472,880	$179,869
Accrued liabilities	531,645	61,834
Deferred revenue — current	27,500	800,000

Total current liabilities	1,032,025	1,041,703

Commitments and contingencies (see note 8)
Redeemable, convertible preferred stock, no par value, authorized 15,000,000 shares and 10,000,000 shares, respectively; issued and outstanding 12,075,860 and 6,600,000, respectively; the aggregate redemption value and liquidity preference $12,419,127 and $6,478,557, respectively.	12,077,075	6,478,557

Warrants on redeemable convertible preferred stock	342,052	—

	12,419,127	6,478,557

Stockholders’ deficit
Common stock, no par value, authorized 100,000,000 shares; issued and outstanding 14,420,870 and 12,504,826, respectively	434,035	12,505
Additional paid in capital	40,449	—
Accumulated deficit	(9,179,296)	(4,329,618)

Total stockholders’ deficit	(8,704,812)	(4,317,113)

Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$4,746,340	$3,203,147

The accompanying notes are an integral part of these financial statements.

RED MILE ENTERTAINMENT, INC.
Consolidated Statement of Operations

	Year ended March 31, 2006	For the period December 21, 2004 (inception) through March 31, 2005
Revenues	$4,500,959	$—
Cost of sales	5,477,252	1,937,359

Gross margin	(976,293)	(1,937,359)

Operating expenses
Research and development costs	244,080	89,437
General and administrative costs	1,493,079	196,183
Marketing and business development costs	667,896	138,722
Public shell acquisition costs	467,530	—
Debt conversion inducement costs	1,000,000	1,967,917

Total operating expenses	3,872,585	2,392,259

Loss before benefit from income taxes	(4,848,878)	(4,329,618)
Income tax expense	800	—

Net loss	(4,849,678)	(4,329,618)

Accretion on redeemable convertible preferred stock	(5,990)	—

Net loss attributable to common shareholders	$(4,855,668)	$(4,329,618)

Net loss per share:
Net loss per common share, basic and diluted	$(0.37)	$(0.61)
Shares used in computing basic and diluted loss per share	13,241,580	7,091,991

The accompanying notes are an integral part of these financial statements.

RED MILE ENTERTAINMENT, INC.
Consolidated Statements of Stockholders’ Deficit

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance December 21, 2004 (inception)	—	$—	$—	$—	$—
Common stock sold during the period	3,000,000	3,000	—	—	3,000
Stock issued in connection with acquisition of assets	9,504,826	9,505	—	—	9,505
Net loss	—	—	—	(4,329,618)	(4,329,618)

Balance, March 31, 2005	12,504,826	12,505	—	(4,329,618)	(4,317,113)
Common stock issued in connection with two acquisitions	1,916,044	421,530	—	—	421,530
Stock based compensation	—	—	46,439	—	46,439
Accretion of redeemable, convertible preferred stock	—	—	(5,990)	—	(5,990)
Net loss	—	—	—	(4,849,678)	(4,849,678)

Balance, March 31, 2006	14,420,870	$434,035	$40,449	$(9,179,296)	$(8,704,812)

The accompanying notes are an integral part of these financial statements.

RED MILE ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended March 31, 2006	For the period December 21, 2004 (inception) through March 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,849,678)	$(4,329,618)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	52,839	13,648
Amortization of software development costs	3,333,000	—
Debt conversion inducement costs	1,000,000	1,967,917
Impairment of software development and licensing costs	1,554,205	1,937,359
Public shell acquisition cost	467,530	—
Stock based compensation	46,439	—
Changes in current assets and liabilities
Accounts receivable	444,139	(800,000)
Prepaid expenses	(1,585)	(21,298)
Licenses	322,205	(322,205)
Software development costs	(6,612,879)	(1,476,866)
Other assets	5,000	(10,000)
Accounts payable	223,011	179,869
Accrued liabilities	469,811	61,834
Deferred revenue	(772,500)	800,000

Net cash used in operating activities	(4,318,463)	(1,999,360)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of marketable securities	(617,109)	(450,286)
Sales of marketable securities	906,938	150,144
Acquisition of property and equipment	(108,300)	(59,775)
Amount paid related to public shell acquisition	(130,000)
Cash paid for other investment	(200,000)

Net cash provided by (used in) investing activities	(148,471)	(359,917)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of preferred stock and warrants	4,019,825	2,780,000
Proceeds from sales of common stock	—	3,000
Cost of redeemable preferred stock issuances	(85,245)	(121,443)
Proceeds from issuances of convertible debt	1,000,000	—

Net cash provided by financing activities	4,934,580	2,661,557
NET INCREASE IN CASH	467,646	302,280
CASH, beginning of period	302,280	—

CASH, end of period	$769,926	$302,280

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest expense and taxes	$—	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING TRANSACTIONS
Conversion of convertible debt to preferred stock	$1,000,000	$—
Shares issued — public shell acquisition	$267,530	$—
Shares issued — 2WG acquisition	$154,000	—
Accretion of redeemable convertible preferred stock	$5,990	—
Relative fair value of warrants issued for preferred stock	$342,052	—
Cash due — public shell acquisition	$70,000	—
Shares issued — acquisition of Fluent assets	$—	$9,505
Debt acquired and converted — acquisition of assets	$—	$1,852,083

The accompanying notes are an integral part of these financial statements.

RED MILE ENTERTAINMENT, INC.
Notes to Consolidated Financial Statements
March 31, 2006 and March 31, 2005

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business — Red Mile Entertainment, Inc. (“Red Mile” or “the Company”) was incorporated in Florida in December 2004. Red Mile is a developer and distributor of entertainment software across multiple hardware platforms, with a focus on creating intellectual properties and partnering with owners of intellectual properties and licenses. The Company is developing products in the strategy, lifestyle and action/adventure game categories. Red Mile licenses its games with major international game distributors in exchange for payment to Red Mile of either development fees or guaranteed minimum royalties. The guaranteed minimum royalties are recoupable by the partner against royalties computed under the various agreements. Once the partner recoups the guaranteed minimum royalties, Red Mile is entitled to additional royalties as computed under the agreements. The Company operates in one business segment. During the period ended March 31, 2005, the Company was a development stage company. The losses and accumulated deficit of $4,329,618 incurred through March 31, 2005, represent the losses accumulated during the development stage.

Going Concern — The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses since inception of $9,179,296 at March 31, 2006, and has incurred negative cash flows from operations.

Company shipped its first products in August and September 2005 generating its initial revenue. The Company expects that sales growth from existing as well as new products will continue. The continuation of the Company as a going concern is dependent upon the continued financial support of current shareholders and new investors, of which management cannot make any assurances.

The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities or any other adjustment that might result from these uncertainties.

Principals of Consolidation — The consolidated financial statements of Red Mile include the accounts of the Company, two wholly-owned inactive subsidiaries and its wholly-owned subsidiary, 2WG Media, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash, Cash Equivalents and Marketable Securities — The Company considers all highly liquid investments purchased with an original maturity of three months or less and money market funds to be cash equivalents.

Marketable securities generally mature between three and twelve months. All our short-term investments are classified as available for sale and are carried at their fair market value.

Concentration of Credit Risk — Financial instruments which potentially subject us to concentration of credit risk consist of temporary cash investments and accounts receivable. During the periods ended March 31, 2006 and March 31, 2005 we had deposits in excess of the Federal Deposit Insurance Corporation (“FDIC”) limit at one U.S. based financial institution. At March 31, 2006 and 2005 Red Mile had uninsured bank balances and certificates of deposit totaling approximately $669,000 and $528,000, respectively.

RED MILE ENTERTAINMENT, INC.
Notes to Consolidated Financial Statements
March 31, 2006 and March 31, 2005

Licenses — Licenses represent advances on future royalties paid to intellectual property rights holders for use of their trademarks, copyrights, software, technology or other intellectual property or proprietary rights in the development of our products. Depending upon the agreement with the rights holder, we may obtain the rights to use acquired intellectual property in multiple products over multiple years, or alternatively, for a single product.

We evaluate the future recoverability of capitalized intellectual property licenses on a quarterly basis or when events or circumstances indicate the capitalized license may not be recoverable. The recoverability of capitalized intellectual property license costs is evaluated based on the expected performance of the specific products in which the licensed trademark or copyright is to be used.7 As our intellectual property licenses extend for multiple products over multiple years, we also assess the recoverability of capitalized intellectual property license costs based on certain qualitative factors such as the success of other products and/or entertainment vehicles utilizing the intellectual property, whether there are any future planned theatrical releases or television series based on the intellectual property and the rights holder’s continued promotion and exploitation of the intellectual property. Prior to the related product’s release, we expense, as part of cost of sales — intellectual property licenses or capitalized intellectual property costs when we believe such amounts are not recoverable. Capitalized intellectual property costs for those products that are cancelled or abandoned are charged to product development expense in the period of cancellation. Criteria used to evaluate expected product performance include: historical performance of comparable products using comparable technology; orders for the product prior to its release; and estimated performance of a sequel product based on the performance of the product on which the sequel is based.

Commencing upon the related product’s release, capitalized intellectual property license costs are amortized to cost of sales — based on the agreed upon royalty rates. As intellectual property license contracts may extend for multiple years, the amortization of capitalized intellectual property license costs relating to such contracts may extend beyond one year. For intellectual property included in products that have been released and unreleased products, we evaluate the future recoverability of capitalized amounts on a quarterly basis. The primary evaluation criterion is actual title performance.

Significant management judgments and estimates are utilized in the assessment of the recoverability of capitalized costs. In evaluating the recoverability of capitalized costs, the assessment of expected product performance utilizes forecasted sales amounts and estimates of additional costs to be incurred. If actual product sales to date, combined with currently forecast future product sales are less than the revenue required to amortize the remaining licensing costs an impairment charge could result. Additionally, as noted above, as many of our intellectual property licenses extend for multiple products over multiple years, we also assess the recoverability of capitalized intellectual property license costs based on certain qualitative factors such as the success of other products and/or entertainment vehicles utilizing the intellectual property, whether there are any future planned theatrical releases or television series based on the intellectual property and the rights holder’s continued promotion and exploitation of the intellectual property. Material differences may result in the amount and timing of charges for any period if management makes different judgments or utilizes different estimates in evaluating these qualitative factors.

Software Development Costs — Software development costs include milestone payments to independent software developers and other third parties under development contracts.

Software development costs are accounted for in accordance with Statement of Financial Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed”.

Software development costs are capitalized once technological feasibility of a product is established and such costs are determined to be recoverable. For products where proven technology exists, this

RED MILE ENTERTAINMENT, INC.
Notes to Consolidated Financial Statements
March 31, 2006 and March 31, 2005

may occur very early in the development cycle. Technological feasibility is evaluated on a product-by-product basis. Capitalized costs for those products that are cancelled or abandoned are charged immediately to cost of sales. The recoverability of capitalized software is evaluated based on the expected performance of the specific products for which the costs relate.

Commencing upon product release, capitalized software development costs are amortized to cost of sales using the greater of the ratio of total current unit shipments to total projected unit shipments or straight-line over the estimated life of the product. As of March 31, 2006 and 2005, all projected project shipments were expected to occur within one year; accordingly, total software development costs were classified as current assets. For products that have been released in prior periods, we evaluate the future recoverability of capitalized amounts on a quarterly basis or when events or circumstances indicate the capitalized license may not be recoverable. The primary evaluation criterion is actual title performance.

Significant management judgments and estimates are utilized in the assessment of when technological feasibility is established, as well as in the ongoing assessment of the recoverability of capitalized costs.7 In evaluating the recoverability of capitalized costs, the assessment of expected product performance utilizes forecasted sales amounts and estimates of additional costs to be incurred.7 If revised forecasted or actual product sales are less than and/or revised forecasted or actual costs are greater than the original forecasted amounts utilized in the initial recoverability analysis, the net realizable value may be lower than originally estimated in any given quarter, which could result in an impairment charge.

Property and Equipment — Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful life of the respective assets ranging from one to three years. Salvage values of these assets are not considered material. Repairs and maintenance costs that do not increase the useful lives and/or enhance the value of the assets are charged to operations as incurred.

Other Investment — We have a capital investment and hold a minority interest in a third party developer, IR Gurus Pty. Ltd, an Australian corporation, in connection with entertainment software products to be developed by the developer for us. We account for this capital investment using the cost method as we do not have the ability to exercise significant influence over the developers overall operation. At March 31, 2006, we owned 18% of the company at a book value of $200,000 which is classified in “Other Assets”.

Revenue Recognition — Red Mile’s revenue recognition policies are in accordance with the AICPA Statement of Position (“SOP”) 97-2 “Software Revenue Recognition” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” and SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.”

In many cases, Red Mile receives minimum guaranteed royalties from the co-publisher or distributor prior to delivery of the products. Pursuant to SOP 81-1, the completed contract method of accounting is used as these minimum guarantee royalties usually do not become non-refundable until the co-publisher or distributor accepts the completed product. These receipts are credited to deferred revenue when received. Revenues are recognized as the product is shipped and actual royalties are earned. Periodically we review the deferred revenue and, when the product is no longer being actively sold by the co-publisher or distributor or when our forecasts show that a portion of the revenue will not be earned out, this excess is taken into revenue. For the year ended March 31, 2006, $1,037,508 of unearned fees were included in revenue.

RED MILE ENTERTAINMENT, INC.
Notes to Consolidated Financial Statements
March 31, 2006 and March 31, 2005

Our co-publishers will reserve a portion of their estimated sales for returns. Red Mile’s royalty revenue bears a direct relationship to the revenue of our co-publishers and our co-publishers have extensive history on which to estimate future returns. Therefore, Red Mile books its return reserve using the same reserve factor as its co-publisher in determining royalty revenues. At March 31, 2006 our return reserve was $113,432. For the period needed March 31, 2005, we had no revenue and no return reserve. At March 31, 2005, Accounts Receivable consisted of a development advance of $800,000 due from a co-publisher under an agreement signed March 30, 2005. The full amount was received in April 2005.

Advertising Expenses — We will expense advertising costs as incurred which are included in Marketing and Business Development Costs. There were no advertising costs in the periods ended March 31, 2006 or March 31, 2005.

Income Taxes — The Company accounts for income taxes using an asset and liability approach, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities at applicable enacted tax rates. A valuation allowance is required against deferred tax assets if, based on the weight of available evidence, it is unlikely that the net deferred tax asset will be realized.

Foreign Currency Translation — The functional currency of our foreign subsidiary is its local currency. All assets and liabilities of our foreign subsidiary are translated into U.S. dollars at the exchange rate in effect at the end of the period, and revenue and expenses are translated at weighted average exchange rates during the period. The resulting translation adjustments are reflected as a component of accumulated other comprehensive income (loss) in shareholders’ equity. The functional currency of the Company’s assets and liabilities denominated in foreign currencies is the US dollar. Our foreign subsidiary was set up in May, 2005 and is not yet operating. As a result, no other comprehensive income (loss) has accumulated.

Stock-Based Compensation Plans — The Company accounts for its stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments that are issued to other than employees for acquiring, or in conjunction with selling, goods or services” (“EITF 96-18”). The Company has elected to adopt the disclosure only provisions of Statement of Financial Accounting Standards No.7123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” as amended by No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” Under APB 25, compensation expense is based on the difference, if any, on the date of the grant, between the deemed intrinsic value of the Company’s stock and exercise price. Stock options issued to non-employees are accounted for in accordance with SFAS 123 and EITF 96-18. The following table illustrates the effect on net income and loss per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

RED MILE ENTERTAINMENT, INC.
Notes to Consolidated Financial Statements
March 31, 2006 and March 31, 2005

	Year ended March 31, 2006	Period ended March 31, 2005
Net loss attributable to common shareholders, as reported	$(4,855,668)	$(4,329,618)
Add: Stock-based employee compensation expense included in net income, net of related tax effects	—	—
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(6,076)	—

Pro forma net loss	$(4,861,744)	$(4,329,618)

Reported net loss per share — basic and diluted	$(0.37)	$(0.61)

Pro forma net loss per share — basic and diluted	$(0.37)	$(0.61)

The fair value of employee options granted in the period ended March 31, 2006 has been estimated at the date of grant using the minimum value method with the following weighted average assumptions:

Expected life (in years)	5
Risk free rate of return	4.78%
Volatility	0%
Dividend yield	—

For purposes of the above pro forma disclosure, the fair value of options granted is amortized to stock-based employee compensation cost over the period(s) in which the related employee services are rendered.

At March 31, 2006, 766,489 Common stock warrants and options have been granted to non-employees. In accordance with EITF No. 96-18, “Accounting for Equity Instruments that are issued to Other Than Employees for Acquiring or in Connection With Selling Goods or Services,” the fair value of common stock and warrants granted is determined as of the measurement date and is capitalized and amortized over the service period of the option or warrant. Using the Black Scholes options pricing model, the fair value was calculated at $46,439.

Loss Per Share — We computed basic and diluted loss per share amounts pursuant to the Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon on exercise of stock options and warrants (using the treasury stock method). Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive.

The following table summarizes the weighted average shares outstanding:

RED MILE ENTERTAINMENT, INC.
Notes to Consolidated Financial Statements
March 31, 2006 and March 31, 2005

	Year ended March 31, 2006	Period ended March 31, 2005
Basic weighted average shares outstanding	13,241,580	7,091,991
Total stock options outstanding	2,822,898	—
Less: anti-dilutive stock options due to loss	(2,822,898)	(—)
Total redeemable convertible preferred stock outstanding	12,075,860	6,600,000
Less: anti-dilutive redeemable convertible preferred stock due to loss	(12,075,860)	(6,600,000)
Total warrants outstanding	10,182,860	1,779,999
Less: anti-dilutive warrants due to loss	(10,182,860)	(1,779,000)

Diluted weighted average shares outstanding	13,241,580	7,091,991

Recent Accounting Pronouncements
SFAS 123R

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, “Share-Based Payment,” which revises SFAS No. 123. SFAS No. 123R is effective for annual periods that begin after December 15, 2005 and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. This expense will be recognized over the period during which an employee is required to provide services in exchange for the award. The Company has yet to evaluate the effects of SFAS No. 123R on the consolidated financial statements.

SAB 107

In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (“SAB”) No. 107, which expresses the views of the SEC regarding the interaction between SFAS No. 123R and certain SEC rules and regulations. SAB No. 107 provides guidance related to the valuation of share-based payment arrangements for public companies, including assumptions such as guidance related to share-based payment transactions with non-employees, expected volatility, expected term and the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123R. The Company will apply the principles of SAB 107 in conjunction with its adoption of SFAS No. 123R.

EITF 04-1

In October 2004, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue 04-1, Accounting for Preexisting Relationships between the Parties to a Business Combination (“EITF 04-1”). EITF 04-1 requires that a business combination between two parties that have a preexisting relationship be evaluated to determine if a settlement of a preexisting relationship exists. EITF 04-1 also requires that certain reacquired rights (including the rights to the acquirer’s trade name under a franchise agreement) be recognized as intangible assets apart from goodwill. However, if a contract giving rise to the reacquired rights includes terms that are favorable or unfavorable when compared to pricing for current market transactions for the same or similar items, EITF 04-1 requires that a settlement gain or loss should be measured as the lesser of (i) the amount by which the contract is favorable or unfavorable to market terms from the perspective of the acquirer or (ii) the stated settlement provisions of the contract available to the counterparty to which the contract is unfavorable. EITF 04-1 was effective prospectively for business combinations consummated in reporting periods beginning after October 13, 2004 (our fiscal quarter beginning January 1, 2005). The adoption of EITF 04-1 did not have a material impact on our consolidated balance sheet or statement of operations.

RED MILE ENTERTAINMENT, INC.
Notes to Consolidated Financial Statements
March 31, 2006 and March 31, 2005

NOTE 2 — MARKETABLE SECURITIES

The value of the Company’s investments by major security type is as follows:

	Cost	Unrealized Gain	Unreallzed Losses	Fair Value
March 31, 2006 Certificates of deposit	$10,313	$—	$—	$10,313

March 31, 2005 Certificates of deposit	$300,142	$—	$—	$300,142

Marketable securities include certificates of deposit with original maturities of greater than 90 days.

NOTE 3 — LICENSES AND SOFTWARE DEVELOPMENT COSTS

In the period ended March 31, 2006, amortization of software development costs amounted to $3,333,000. There was no amortization during the period ended March 31, 2005. In addition, we determined that the combined capitalized software costs and license fees related to one game under development exceeded the forecasted net revenue and charged the excess $1,554,205 to Cost of Sales. During the period ended March 31, 2005, we cancelled one project under development and took a charge of $1,937,359 to Costs of Sales.

	Year ended March 31, 2006	Period ended March 31, 2005
Beginning balance	$1,723,300	$—
Capitalized licenses and software development costs	6,444,674	3,660,659
Impairment of software development costs	(1,554,205)	(1,937,359)
Amounts amortized to cost of sales	(3,333,000)	—

Ending balance	$3,280,769	$1,723,300

NOTE 4 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net was comprised of the following:

	March 31,
	2006	2005
Computer equipment	$153,783	$45,483
Office furniture and other equipment	14,292	14,292

Total cost of property and equipment	168,075	59,775
Less accumulated depreciation	(66,487)	(13,648)

Property and equipment, net	$101,588	$46,127

Depreciation expense for the periods ended March 31, 2006 and March 31, 2005 were $52,839 and $13,648, respectively.

RED MILE ENTERTAINMENT, INC.
Notes to Consolidated Financial Statements
March 31, 2006 and March 31, 2005

NOTE 5 — ACCRUED LIABILITIES

	March 31,
	2006	2005
Accrued royalties payable	$170,898	—
Accrued Bonuses	169,000	—
Accrued milestone payments to developers	50,000	—
Accrued paid time off	45,323	$46,118
Accrued liability for purchase of Edmonds 1	35,000	—
Accrued liability to related party for purchase of Edmonds 1	35,000	—
Accrued professional fees	20,000	—
Accrued payroll taxes	—	15,716
Other	6,424	—

Total	$531,645	$61,834

NOTE 6 — DEFERRED REVENUE

	March 31,
	2006	2005
GripShift	—	$800,000
Crusty Demons	15,000	—
Disney’s Aladdin Chess Adventure	12,500	—

Total	$27,500	$800,000

NOTE 7 — INCOME TAXES

The provision for taxes on income was comprised of the following:

	March 31,
	2006	2005
Current:
Federal	—	—
State	800	—
Foreign	—	—

Total provision	800	—

Deferred tax balances consist of the following:

	March 31,
	2006	2005
Current tax assets:
Accrued paid time off	$18,000	$18,000
Net operating loss	2,456,000	922,000

Total current tax assets	2,474,000	940,000

Net current tax asset	2,474,000	940,000
Valuation allowance	(2,474,000)	(940,000)

Net deferred tax assets	$—	$—

At March 31, 2006, the Company had an operating loss carry forward of approximately $6,120,000 for federal and state tax purposes which begin to expire in 2024 and 2014, respectively. Use of the net operating losses may be limited in the event of an ownership change as defined by the Internal

RED MILE ENTERTAINMENT, INC.
Notes to Consolidated Financial Statements
March 31, 2006 and March 31, 2005

Revenue Code. The valuation allowance increased by $1,534,000 and $940,000 for the periods ending March 31, 2006 and 2005, respectively.

The effective tax rate differs from the federal statutory rate for the period ended March 31, 2006 and 2005 as follows:

The effective tax rate differs from the federal statutory rate for the period ended December 31, 2005 and March 31, 2005 as follows:

	March 31,
	2006	2005
Federal tax at 35% statutory rate	$1,697,000	$1,515,000
State tax, net of federal allowance	283,000	252,000
Permanent difference related to debt inducement	(400,000)	(787,000)
Valuation allowance	(1,534,000)	(940,000)
Other	(45,200)	(40,000)

Total income tax provisions (Benefit)	$800	$—

NOTE 8 — CONTRACTUAL OBLIGATIONS
Developer and Intellectual Property Contracts

In the normal course of business we enter into contractual arrangements with third-parties for the development of products, as well as for the rights to intellectual property. Under these agreements, we commit to provide specified payments to a developer, or intellectual property holder, based upon contractual arrangements. Typically, the payments to third-party developers are conditioned upon the achievement by the developers of contractually specified development milestones. These payments to third-party developers and intellectual property holders typically are deemed to be advances and are recoupable against future royalties earned by the developer or intellectual property holder based on the sale of the related game. Assuming all contractual provisions are met, the total future minimum contract commitment for contracts in place as of March 31, 2006 is approximately $6,662,870, which is scheduled to be paid as follows:

Year ended March 31
2007	$4,656,363
2008	2,006,507

Total	$6,662,870

Lease Commitments

Operating Leases — Red Mile leases its office space under a twenty-five month lease expiring March 2007 with monthly base rental of $6,000 per month. 2WG Media leases a small office space in Texas with a base monthly rental of $800 until December 2006. Rent expense for the year ended March 31, 2006 and for the period from December 21, 2004 (inception) to March 31, 2005 was $62,400 and $5,000, respectively.

The minimum future lease payments for the above leases as of March 31, 2006 are $73,200 for the fiscal year ended March 31, 2007. No payments are due in future fiscal years beyond 2007.

RED MILE ENTERTAINMENT, INC.
Notes to Consolidated Financial Statements
March 31, 2006 and March 31, 2005

NOTE 9 — REDEEMABLE CONVERTIBLE PREFERRED STOCK

In January 2005, the Company assumed the secured debt in a third party of $1,852,083 in exchange for certain licenses and products development assets. This assumed debt was originally convertible into $1,852,083 shares of Series A Redeemable Convertible Preferred Stock. The Company subsequently retired the secured debt by issuing 3,820,000 shares of our Series A Redeemable Convertible Preferred Stock and in accordance with “SFAS No. 84 Induced Conversions Of Convertible Debt” took a charge to earnings of $1,967,917 for debt inducement conversion costs.

During the period December 21, 2004 through March 31, 2005, the Company sold 2,780,000 shares of Series A Convertible Preferred Stock together with warrants to purchase 1,529,000 shares of the company’s common stock for $2,780,000. The warrants have a strike price of $1.10 per share and expire on January 31, 2007.

In September 2005, the Company converted $1,000,000 of convertible debt originally convertible into 1,000,000 shares of Series A Redeemable Convertible Preferred Stock into 2,000,000 shares of Series A Redeemable Convertible Preferred Stock. In connection with this conversion, and in accordance with “SFAS No. 84 Induced Conversions Of Convertible Debt”, the company took a charge to earnings of $1,000,000 for debt inducement conversion costs. In addition, in order to obtain approval of this transaction from the existing Series A Redeemable Convertible Preferred Stock, the Company issued warrants to purchase shares of the company’s common stock as follows:

Year ended December 31,	Strike Price	Number of shares
2006	$1.25	1,943,331
2007	$1.50	1,943,333
2008	$1.75	1,943,336

Total		5,830,000

Using the Black Scholes options pricing model, all warrants outstanding for common stock had a fair value of zero.

In September through December 2005, the Company issued 1,757,000 of Series A Redeemable Convertible Preferred Stock for $1,871,250.

In January through March 2006, the Company issued 560,000 investment units consisting of one share of Series B Redeemable Convertible Preferred Stock and a warrant to purchase an additional share of Series B Redeemable Convertible Preferred Stock with a strike price of $1.50 and an expiration date of May 1, 2008 for $700,000. During this period, the Company also issued 1,158,860 investment units consisting of one share of Series C Redeemable Convertible Preferred Stock and a warrant to purchase an additional share of Series C Redeemable Convertible Preferred Stock with a strike price of $1.50 and an expiration date of May 1, 2008 for $1,448,575. Using the Black-Scholes option pricing model, the relative fair value of the warrants of $342,052 was allocated to warrants on redeemable convertible preferred stock. The Series B and C redeemable convertible preferred stock is being accreted to its redemption value through the redemption date using the interest method. Accretion of redeemable convertible preferred stock was $5,990 and $0 for the years ending March 31, 2006 and 2005, respectively.

The Series A Redeemable Convertible Preferred Stock is convertible on a 1:1 basis into common stock on one of three events. These events are the merger or other combination of the Company with an entity reporting under the Securities Exchange Act of 1934; the Company filing a registration statement with the United States Securities and Exchange Commission; or the holders of at least 50%

RED MILE ENTERTAINMENT, INC.
Notes to Consolidated Financial Statements
March 31, 2006 and March 31, 2005

of the outstanding shares of Series A Redeemable Convertible Preferred Stock vote in favor of such conversion. The Series B and C Redeemable Convertible Preferred Stock is convertible after the Company’s common shares are publicly registered and trading and after the Company has completed an additional financing of at least $5 million; or the holders of at least 50% of the outstanding shares of Series B or C Redeemable Convertible Preferred Stock vote in favor of such conversion. The Series B Redeemable Convertible Preferred Stock also has a security interest in all the assets of the Company. Such security interest terminates upon the Series B Redeemable Convertible Preferred Stock converting to common shares. All shares of preferred stock vote on an “as if converted” basis (that is, one share of preferred equals one share of common) with the common.

The Redeemable Convertible Preferred Stock has a preference such that in the event of any liquidation or winding up of the Company, the holders of the Redeemable Convertible Preferred Stock would be entitled to receive in preference to the holders of the Common Stock an amount equal to an amount to their Original Purchase Price, plus any declared and unpaid dividends. After the payment of the Liquidation Preference to the holders of the Redeemable Convertible Preferred Stock, the remaining assets shall be distributed ratably to the holders of Common Stock and the Redeemable Convertible Preferred Stock until the Redeemable Convertible Preferred Stock holders have received three times their original investment. All remaining assets, if any, would then be distributed to the holders of Common Stock.

The Series A, B and C Redeemable Convertible Preferred Stock are redeemable five years after issuance, upon election of holders of at least 50% of the outstanding shares the class. In such a case, the shareholders in said class would be entitled to the actual amount of their original investment, plus declared but unpaid dividends. At March 31, 2006 and 2005, the redemption value was $12,419,127 and $6,478,557, respectively. The preferred shares are redeemable outside the discretion of the Company and, accordingly, are classified outside permanent equity in accordance with EITF Topic D-98.

NOTE 10 — COMMON STOCK

On December 24, 2004, the Company issued 3,000,000 of its common stock to founders for cash of $3,000.

In connection with the purchase of certain assets and taking responsibility for certain liabilities of Fluent Entertainment, Inc., we issued a total of 9,504,826 shares. Included in the assets acquired were three games under development — Jackass, Crusty demons and GripShift — and related licenses. Subsequently the Jackass game development project was terminated and restarted with a new developer.

In October 2005, we acquired Edmonds 1, Inc. for 1,216,044 shares of common stock, warrants to purchase 398,000 shares of common stock and $200,000. At March 31, 2006, $130,000 of this had been paid. The remaining $70,000 is due upon completion of additional fund raising.

In December 2005, we acquired 2WG Media, Inc. for 700,000 shares of common stock.

NOTE 11 — STOCK OPTIONS AND STOCK COMPENSATION

On April 8, 2005, the Board of Directors approved the Red Mile Entertainment 2005 Stock Option Plan which permits the Board to grant to officers, directors, employees and third parties incentive stock options (“ISOs”), non-qualified stock options, restricted stock and stock appreciation rights (“SARs”). Under this plan, options for 3,000,000 shares of common stock are reserved for issuance. Options have been issued with exercise prices of between $0.22 and $0.50 per share.

RED MILE ENTERTAINMENT, INC.
Notes to Consolidated Financial Statements
March 31, 2006 and March 31, 2005

	Year ending March 31, 2006	Wtd Ave Ex Price	Period ending March 31, 2005	Wtd Ave Ex Price
Outstanding beginning of period	—		—	—
Granted	2,822,898	$0.25	—	—
Exercised	—		—	—
Forfeited	—		—	—

Outstanding end of year	2,822,898	$0.25	—	—

Exercisable at end of period	531,123	$0.30	—	—

Options available for future grant	177,102

In the case where shares have been granted to third parties, the fair value of such shares is recognized as an expense in the period issued. Using the Black-Scholes option pricing model, the fair value of such options issued for the years ending March 31, 2006 and 2005 was $46,439 and $0, respectively.

In the case of shares granted to employees, the fair value of such shares is recognized as an expense over the service period. Using the minimum value method, the fair value of such options issued for the years ending March 31, 2006 and 2005 was $58,457 and $0, respectively. No expense was recognized for the years ending March 31, 2006 and 2005.

NOTE 12 — CONCENTRATIONS
Customer base

Our customer base includes publishers of video games in the United States and Europe. We review the credit worthiness of our customers and do not believe that we need allowances for potential credit losses at March 31, 2006. The receivables recorded from our customers are net of their reserves for uncollectible accounts from their customers. As of March 31, 2006, we had two customers who accounted for 79.2% and 16.6% of accounts receivables, respectively and in the period ended March 31, 2006 we had three customers who accounted for 44.4%, 28.6% and 26.5% of revenue. As of March 31, 2005, we had one customer who accounted for 100% of our accounts receivable.

Operations by Geographic Area

Our products are sold in North America and Europe through third-party licensing arrangements. During the year ended March 31, 2006 we derived $3,211,726 of revenue from North America and $1,289,233 from Europe.

Location of assets

Substantially all the Company’s tangible assets are located at its corporate offices in Northern California.

NOTE 13 — ACQUISITIONS
Acquisition of Edmond 1, Inc.

On October 20, 2005, we acquired one hundred percent of the outstanding stock of Edmonds 1, Inc. in exchange for $130,000 payable immediately, $70,000 to be paid upon the Company raising $2 million in additional equity, 1,216,044 shares of common stock, valued at $267,530 and warrants to purchase 398,000 shares of common stock. The value of the shares issued was determined by an independent third party. Using the Black Scholes pricing model, all the warrants had a fair value of

RED MILE ENTERTAINMENT, INC.
Notes to Consolidated Financial Statements
March 31, 2006 and March 31, 2005

zero. Edmonds 1 is a non-trading, registered reporting company with the Securities and Exchange Commission. The acquisition was made to facilitate Red Mile becoming a publicly reporting company. SFAS No. 141 applies to the acquisition of a business. At the time of the transaction, Edmonds 1, Inc. was a non-operating public shell corporation, and therefore not a business. For reporting purposes, the transaction is treated as a capital transaction where the acquiring corporation issued stock and cash for non-monetary assets of the shell corporation. The accounting is similar in form to a reverse acquisition, except that goodwill or other intangibles is not recorded. Accordingly the fair value of the consideration paid was expensed as “Public shell acquisition costs” in the Statement of Operations.

The warrants issued were as follows:

Expiring	Strike Price	Number of common shares
December 31, 2006	$1.25	102,000
January 31, 2007	1.10	92,000
December 31, 2007	1.50	102,000
December 31, 2008	1.75	102,000

Total		398,000

Acquisition of 2WG Media, Inc.

On September 1, 2005 we co-founded 2WG Media, Inc. In exchange for our commitment to fund up to $500,000 to be used for operating expenses and product development, we received a 39.9% interest. 2WG LLC co-founded the company with us and contributed two P.C. based video games under development for their 60.1% interest. The company’s initial focus is to bring the games under development to market and to seek additional P.C. based games for distribution.

On December 21, 2005, we acquired the remaining 60.1% of 2WG Media, Inc. (“2WG”) which we did not previously own. We paid 700,000 shares of Red Mile common stock, valued at $0.22 per share ($154,000), for these shares. 500,000 of these shares are subject to earn out based on revenues and gross profits over the fifteen months ended March 31, 2007. The value of the shares issued was determined by an independent third party. The purchase price was allocated to two products under development by 2WG. We anticipate that these costs will be amortized within the next twelve months, as the products ship. No goodwill has been recorded. 2WG is an early stage company developing personal Computer (“P.C.”) based video games and DVD games. We acquired 2WG as we believe the games being developed by 2WG are complementary to the Company’s games. In addition, the CEO of 2WG has taken on the additional responsibility of VP of Publishing for Red Mile. As Red Mile controlled the operations of 2WG, 2WG’s results from September 1, 2005 (inception) through March 31, 2006 have been consolidated within the Red Mile results. At the date of acquisition 2WG’s only significant assets were the two games under development where it had paid $62,500 in prepaid royalties to the developers. It’s only significant liability was the loan from Red Mile of approximately $139,000, which was eliminated in consolidation. 2WG lost approximately 77,000 in the period September 1, 2005 through December 31, 2005. This loss was included in Red Mile’s consolidated loss for the period ended March 31, 2006.

NOTE 14 — SUBSEQUENT EVENTS

On May 2, 2006, we entered into and closed upon a Merger Agreement among Red Mile Entertainment, Inc., a Delaware corporation formerly known as Edmonds 1, Inc (Red Mile-Edmonds) whereby Red Mile-Edmonds merged with and into us with Red Mile-Edmonds becoming the surviving legal entity and Red Mile became the surviving entity for accounting purposes. In accordance with the

RED MILE ENTERTAINMENT, INC.
Notes to Consolidated Financial Statements
March 31, 2006 and March 31, 2005

merger agreement, our separate existence ceased and all outstanding shares of our capital stock were automatically exchanged for an equal number of shares of Red Mile-Edmonds. Prior to the merger, Red Mile-Edmonds was a shell company as defined in Rule 12b-2 of the Securities Exchange Act of 1934. The purpose of this merger was to make Red Mile a non-trading publicly registered company and allow us to then register our shares and give shareholders an opportunity for liquidity. We believe that having publicly traded shares will also make it easier to complete future acquisition or merger transactions.

On May 15, 2006 we filed our initial registration statement of Form SB-2 with the Securities and Exchange Commission. Per the terms of our Series A Redeemable Convertible Preferred Stock, upon this filing, all 10,357,000 outstanding shares of Series A Redeemable Convertible Preferred Stock converted to 10,357,000 shares of common stock.

In May 2006, Red Mile issued an additional 1,976,000 investment units consisting of one share of Series B Convertible Preferred Stock and a warrant to purchase an additional share of Series B Redeemable Convertible Preferred Stock with a strike price of $1.50 and an expiration date of May 1, 2008, for $2,470,000.