Form 10QSB
period 2006-06-30
Red Mile Entertainment Inc
filed 2006-08-14
CIK 1309053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

-----------------------------------------

FORM 10-QSB

-----------------------------------------

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD FROM _____ TO _________ .

Commission File # 000-51055

RED MILE ENTERTAINMENT, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-4441647
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

4000 Bridgeway, Suite 101

Sausalito, CA 94965

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

(415) 339-4240s

(ISSUER TELEPHONE NUMBER)

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No [ X ]

Number of shares of the registrant's common stock outstanding as of August 1, 2006 is: 24,777,870.

Part I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

RED MILE ENTERTAINMENT, INC.

Unaudited Condensed Consolidated Balance Sheets

(Unaudited)

June 30, 2006	March 31, 2006

ASSETS

Current assets
Cash in bank	$ 1,180,784	$ 769,926
Marketable securities	—	10,313
Accounts receivable	263,817	355,861
Prepaid expenses	52,203	22,883
Software development costs	4,013,421	3,280,769
Total current assets	5,510,225	4,439,752
Property and equipment, net	168,563	101,588
Other assets	246,727	205,000
Total assets	$ 5,925,515	$ 4,746,340

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	174,695	$ 472,880
Accrued liabilities	389,924	531,645
Deferred revenue — current	90,000	27,500
Total current liabilities	654,619	1,032,025
Redeemable, convertible preferred stock, no par value, authorized 20,000,000 shares; issued and outstanding 3,834,860 and 12,075,860, respectively; the aggregate redemption value and liquidity preference $4,793,575 and $12,419,127, respectively.	3,819,105	12,077,075
Warrants on redeemable convertible preferred stock	765,840	342,052
	4,584,945	12,419,127
Stockholders’ equity (deficit)
Common stock, no par value, authorized 100,000,000 shares; issued and outstanding 24,777,870 and 14,420,870, respectively	444,392	434,035
Additional paid in capital	10,412,757	40,449
Accumulated deficit	(10,170,221)	(9,179,296)
Accumulated other comprehensive income/(loss)	(977)	—
Total stockholders’ equity (deficit)	685,951	(8,704,812)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$ 5,925,515	$ 4,746,340

The accompanying notes are an integral part of these unaudited financial statements.

RED MILE ENTERTAINMENT, INC.

Unaudited Condensed Consolidated Statements of Operations

For the three months ended June 30, 2006 and 2005

(Unaudited)

	Three months ended June 30, 2006	Three months ended June 30, 2005

Revenues	$41,848	$—
Cost of sales	37,460	$1,554,205

Gross margin	4,388	(1,554,205)

Operating expenses
Research and development costs	85,830	43,311
General and administrative costs	677,539	202,149
Marketing and business development costs	231,944	168,287

Total operating expenses	995,313	413,747

Loss before benefit from income taxes	(990,925)	(1,967,952)
Income tax expense	—	—

Net loss	(990,925)	(1,967,952)

Accretion of redeemable, convertible preferred stock	(30,888)	—

Net loss attributable to common shareholders	$(1,021,813)	(1,967,952)

Net loss per share:
Net loss per common share, basic and diluted	$(0.05)	$(0.16)
Shares used in computing basic and diluted loss per share	19,656,277	12,504,826

The accompanying notes are an integral part of these unaudited financial statements.

RED MILE ENTERTAINMENT, INC.

Condensed Consolidated Statements of Stockholder' Equity (Deficit)

For the year ended March 31, 2006 and the three months ended June 30, 2006

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity (Deficit)

Balance, March 31, 2005	12,504,826	$ 12,505	-	$ (4,329,618)	-	$ (4,317,113)
Common stock issued in connection with two acquisitions	1,916,044	421,530	-	-	-	421,530
Stock based compensation	-	-	46,439	-	-	46,439
Accretion of redeemable, convertible preferred stock	-	-	(5,990)	-	-	(5,990)
Net loss	-	-	-	(4,849,678)	-	(4,849,678)
Balance, March 31, 2006	14,420,870	$ 434,035	$ 40,449	$ (9,179,296)	$ -	$ (8,704,812)
Stock issued upon conversion of Series A Redeemable, Convertible Preferred Stock	10,357,000	10,357	10,334,089	-	-	10,344,446
Stock based compensation	-	-	69,107	-	-	69,107
Accretion of redeemable, convertible preferred stock	-	-	(30,888)	-	-	(30,888)
Foreign currency translation adjustments	-	-	-	-	(977)	(977)
Net loss	-	-	-	(990,925)	-	(990,925)
Balance, June 30, 2006 (Unaudited)	24,777,870	$444,392	$10,412,757	$(10,170,221)	$(977)	$685,951

The accompanying notes are an integral part of these unaudited financial statements.

RED MILE ENTERTAINMENT, INC.

Unaudited Condensed Consolidated Statements Of Cash Flows

For the three months ended June 30, 2006 and 2005

(Unaudited)

	Three months ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(990,925)	$(1,967,952)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	18,704	14,316
Amortization of software development costs	32,998	—
Impairment of software development and licensing costs	37,575	1,554,206
Stock based compensation	69,107	—
Changes in current assets and liabilities
Accounts receivable	92,044	800,000
Prepaid expenses	(29,320)	(20,556)
Licenses	—	322,205
Software development costs	(803,225)	(833,454)
Other assets	(41,727)	(10,000)
Accounts payable	(298,185)	(107,472)
Accrued liabilities	(141,721)	12,167
Deferred revenue	62,500	312,500

Net cash provided by (used in) operating activities	(1,992,175)	75,960

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of marketable securities	—	(614,830)
Sales of marketable securities	10,313	250,000
Acquisition of property and equipment	(85,679)	(2,234)

Net cash provided by (used in) investing activities	(75,366)	(367,064)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of preferred stock and warrants	2,645,000	—
Proceeds from sales of common stock	—	(5,031)
Cost of redeemable preferred stock issuances	(165,624)	—

Net cash provided by (used in) financing activities	2,479,376	(5,031)
Effect of foreign currency adjustments	(977)	—
NET INCREASE (DECREASE) IN CASH	410,858	(296,135)
CASH, beginning of period	769,926	302,280

CASH, end of period	$1,180,784	$6,145
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING TRANSACTIONS
Accretion of redeemable convertible preferred stock and foreign currency adjustment	$30,888	—
Relative fair value of warrants issued for preferred stock	$423,788	—
Conversion of Series A Redeemable Convertible Preferred Stock, net of offering costs	$10,344,446	—

The accompanying notes are an integral part of these unaudited financial statements.

RED MILE ENTERTAINMENT, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Going Concern — The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses since inception of $10,170,221 at June 30, 2006, and has incurred negative cash flows from operations.

The Company is currently assembling a strategic financing plan that it believes to be viable and will contribute to meeting the Company’s cash flow requirements. The Company plans to begin executing on this plan approximately thirty days after the Company’s registration statement is declared effective by the Securities Exchange Commission. Management believes that this plan is reasonably capable of removing the threat to continuation of our business during the 12 month period following the most recent balance sheet presented in this quarterly report on Form 10-QSB. This strategic financing plan will include the following components:

1) We plan to contact the same group of individual accredited investors that participated in the Company’s Series B Preferred Stock financing to inquire whether they would be interested in participating in an additional round of financing. We do not know whether any such new financing may be in the form of common shares, convertible debt or preferred stock. We can give no assurances or guarantees as to whether such additional capital will be raised.

2) We also plan to actively engage and solicit an investment banking firm to raise the additional financing necessary to enable the Company to achieve its planned expansion.

3) We also expect that the cash generated from sales of Company products under development to be released over the next 12 months will also contribute to the Company being able to meet its cash flow requirements. Management, however, can give no assurances that the cash generated from sales of its products under development will be sufficient to assist the Company in meeting its cash flow requirements.

Basis of Presentation

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the instructions for Form 10-QSB and Article 10 of Regulation SX. Accordingly, the financial statements do not include all the information and disclosures necessary for a presentation of the Company’s financial position, results of operations and cash flows in conformity with generally accepted accounting principals in the United States of America. In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the Company’s financial position, results of operations and cash flows. The results of operations for an interim period are not necessarily indicative of the results for the full year. The financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2006.

Principals of Consolidation — The consolidated financial statements of Red Mile include the accounts of the Company, a wholly-owned inactive subsidiary and its wholly-owned subsidiary, 2WG Media, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

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

Stock-Based Compensation Plans — On April 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) 123(R), “Share-Based Payment” (the “Statement or “SFAS 123(R)”), requiring us to recognize expense related to the fair value of our stock-based compensation awards. Prior to April 1, 2006, the Company used the minimum value method in estimating the value of employee option grants as prescribed by SFAS 123, amended by SFAS 148 “Accounting for stock based compensation – transition and disclosure” accordingly, we have elected to use the prospective transition method as permitted by SFAS 123(R) and therefore have not restated our financial results for prior periods. Under this transition method, stock-based compensation expense for the three months ended June 30, 2006 includes compensation expense for all stock option awards granted subsequent to April 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). We recognize compensation expense for stock option awards on a straight-line basis over the requisite service period of the award.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), which offers guidance on SFAS 123(R). SAB 107 was issued to assist preparers by simplifying some of the implementation challenges of SFAS 123(R) while enhancing the information that investors receive. SAB 107 creates a framework that is premised on two overarching themes: (a) considerable judgment will be required by preparers to successfully implement SFAS 123(R), specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Key topics covered by SAB 107 include valuation models, expected volatility and expected term. The Company is applying the principles of SAB 107 in conjunction with its adoption of SFAS 123(R).

The fair value of employee options granted in the period ended June 30, 2006 has been estimated at the date of grant using the fair value method with the following weighted average assumptions:

	2006	2005
Expected life (in years)	4.2	4.2
Risk free rate of return	5.13%	4.9%
Volatility	50%	0%
Dividend yield	—	—
Forfeiture rate	9%	0%

The following table sets forth the total stock-based compensation expense for the quarter ended June 30, 2006, resulting from options awarded to employees during the three months ended June 30, 2006.

Three Months Ended June 30, 2006
Research and development costs	1,736
Marketing and business development costs	4,850
Stock-based compensation before income taxes	6,586
Income tax benefit	-
Total stock-based employee compensation expense after income taxes	$ 6,586

During the quarter ended June 30, 2006, 90,000 common stock options were granted to non-employees. In the case where shares have been granted to third parties, the fair value of such shares is recognized as an expense in the period issued. Using the Black-Scholes option pricing model, the fair value of such options issued for the three months ending June 30, 2006 and 2005 was $65,522 and $0, respectively.

Prior to the adoption of SFAS 123(R), we applied SFAS 123, amended by SFAS 148, “Accounting for Stock-Based Compensation -- Transition and Disclosure ” (“SFAS 148”), which allowed companies to apply the existing accounting rules under Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees ,” (APB 25) and related Interpretations. In general, as the exercise price of options granted under these plans was equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation cost was recognized in our statements of operations for periods prior to the adoption of SFAS 123(R). As required by SFAS 148 prior to the adoption of SFAS 123(R), we disclosed reported net loss which included stock-based compensation expense of $0, calculated in accordance with APB 25, and then pro forma net loss as if the fair-value-based compensation expense calculated in accordance with SFAS 123 using the minimum value method had been recorded in the financial statements. The following table illustrates the effect on net loss after tax, and net loss per common share, as if we had applied the fair value recognition provisions of SFAS 123 to employee stock-based compensation during the three months ended June 30, 2005:

Three Months Ended June 30, 2005
Net loss as reported	$(1,967,952)
Add: total stock-based employee compensation expense included in reported net loss, net of tax benefit of $0	-

Less: total stock-based employee compensation expense for non-employees
determined under the SFAS 123 fair-value method, net of tax benefit of $0	$--
Net loss, pro forma	$(1,967,952)
Basic and diluted net loss per share:
As reported	$(0.16)
Pro forma	$(0.16)

RED MILE ENTERTAINMENT, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

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

The following table summarizes the weighted average shares outstanding:

	Quarter ending June 30,
	2006	2005
Basic weighted average shares outstanding	19,656,277	12,504,826
Total stock options outstanding	3,112,898	350,000
Less: anti-dilutive stock options due to loss	(3,112,898)	(350,000)
Total redeemable convertible preferred stock outstanding	3,834,860	6,600,000
Less: anti-dilutive redeemable convertible preferred stock due to loss	(3,834,860)	(6,600,000)
Total warrants outstanding	12,298,860	1,779,000
Less: anti-dilutive warrants due to loss	(12,298,860)	(1,779,000)
Diluted weighted average shares outstanding	19,656,277	12,504,826

RED MILE ENTERTAINMENT, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 2 — ACCRUED LIABILITIES

	June 30, 2006	March 31, 2006
Accrued royalties payable	$84,336	$170,898
Accrued Bonuses	165,999	169,000
Accrued milestone payments to developers	50,000	50,000
Accrued paid time off	25,452	45,323
Accrued liability for purchase of Edmonds 1	—	35,000
Accrued liability to related party for purchase of Edmonds 1	—	35,000
Accrued professional fees	61,850	20,000
Other	2,287	6,424
Total	$389,924	$531,645

NOTE 3 — DEFERRED REVENUE

	June 30, 2006	March 31, 2006
Crusty Demons	90,000	15,000
Disney’s Aladdin Chess Adventure	—	12,500
Total	$90,000	$27,500

NOTE 4 — CONTRACTUAL OBLIGATIONS

Developer and Intellectual Property Contracts

In the normal course of business we enter into contractual arrangements with third-parties for the development of products, as well as for the rights to intellectual property. Under these agreements, we commit to provide specified payments to a developer, or intellectual property holder, based upon contractual arrangements. Typically, the payments to third-party developers are conditioned upon the achievement by the developers of contractually specified development milestones. These payments to third-party developers and intellectual property holders typically are deemed to be advances and are recoupable against future royalties earned by the developer or intellectual property holder based on the sale of the related game. Assuming all contractual provisions are met, the total future minimum contract commitment for contracts in place as of June 30, 2006 is approximately $5,870,620, which is scheduled to be paid as follows:

Year ended March 31
2007	$3,864,113
2008	2,006,507

Total	$5,870,620

RED MILE ENTERTAINMENT, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 5 — REDEEMABLE CONVERTIBLE PREFERRED STOCK

In the quarter ended June 30, 2006, the Company issued 1,976,000 investment units consisting of one share of Series B Redeemable Convertible Preferred Stock and a warrant to purchase an additional share of Series B Redeemable Convertible Preferred Stock with a strike price of $1.50 and an expiration date of May 1, 2008 for $2,470,000. During this period, the Company also issued 140,000 investment units consisting of one share of Series C Redeemable Convertible Preferred Stock and a warrant to purchase an additional share of Series C Redeemable Convertible Preferred Stock with a strike price of $1.50 and an expiration date of May 1, 2008 for $175,000. Using the Black-Scholes option pricing model, the relative fair value of the warrants of $395,748 was allocated to warrants on redeemable convertible preferred stock for the quarter ended June 30, 2006. The Series B and C redeemable convertible preferred stock are being accreted to its redemption value through the redemption date using the effective interest method. Accretion of redeemable convertible preferred stock was $30,888 and $0 for the three months ending June 30, 2006 and 2005, respectively.

In May 2006, all 10,357,000 shares of Series A Redeemable Convertible Preferred Stock converted into common stock.

The Series B and C Redeemable Convertible Preferred Stock is convertible after the Company’s common shares are publicly registered and trading, and after the Company has completed an additional financing of at least $5 million; or, the holders of at least 50% of the outstanding shares of Series B or C Redeemable Convertible Preferred Stock vote in favor of such conversion. The Series B Redeemable Convertible Preferred Stock also has a security interest in all the assets of the Company. Such security interest terminates upon the Series B Redeemable Convertible Preferred Stock converting to common shares. All shares of preferred stock vote on an “as if converted” basis (that is, one share of preferred equals one share of common) with the common.

The Redeemable Convertible Preferred Stock has a preference such that in the event of any liquidation or winding up of the Company, the holders of the Redeemable Convertible Preferred Stock would be entitled to receive in preference to the holders of the Common Stock an amount equal to an amount of their original purchase price, plus any declared and unpaid dividends. After the payment of the Liquidation Preference to the holders of the Redeemable Convertible Preferred Stock, the remaining assets shall be distributed ratably to the holders of Common Stock and the Redeemable Convertible Preferred Stock until the Redeemable Convertible Preferred Stock holders have received three times their original investment. All remaining assets, if any, would then be distributed to the holders of Common Stock.

The Series B and C Redeemable Convertible Preferred Stock are redeemable five years after issuance, upon election of holders of at least 50% of the outstanding shares the class. In such a case, the shareholders in said class would be entitled to the actual amount of their original investment, plus declared but unpaid dividends. At June 30, 2006 and March 31, 2006, the redemption value was $4,793,575 and $12,419,127, respectively. The preferred shares are redeemable outside the discretion of the Company and, accordingly, are classified outside permanent equity in accordance with EITF Topic D-98.

NOTE 6 — COMMON STOCK

In May 2006, we filed a registration statement on Form SB-2 with the Securities and Exchange Commission. This filing triggered the conversion of all 10,357,000 outstanding shares of Series A Redeemable Convertible Preferred Stock into common stock.

NOTE 7 — STOCK OPTIONS AND STOCK COMPENSATION

On April 8, 2005, the Board of Directors approved the Red Mile Entertainment 2005 Stock Option Plan which permits the Board to grant to officers, directors, employees and third parties incentive stock options (“ISOs”), non-qualified stock options, restricted stock and stock appreciation rights (“SARs”). Under this plan, options for 4,000,000 shares of common stock are reserved for issuance. Options have been issued with exercise prices of between $0.22 and $0.79 per share.

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at April 1, 2005	-	$ -	-	$ -
Granted	2,822,898	0.25
Exercised	-	-
Forfeited or expired	-	-
Outstanding at March 31, 2006	2,822,898	$ 0.25
Excercisable at March 31, 2006	532,861	$ 0.30
Granted	290,000	0.79
Exercised	-	-
Forfeited or expired	-	-
Outstanding at June 30, 2006	3,112,898	$ 0.30	9.51	$ 1,701,514
Excercisable at June 30, 2006	672,265	$ 0.30	9.05	$ 330,534

In the case where shares have been granted to third parties, the fair value of such shares is recognized as an expense in the period issued. Using the Black-Scholes option pricing model, the fair value of such options issued for the three months ending June 30, 2006 and 2005 was $65,522 and $0, respectively.

In the case of shares granted to employees, the fair value of such shares is recognized as an expense over the service period. The fair value of such options issued for the three months ending June 30, 2006 and 2005 was $133,644 and $0, respectively. Expense recognized for the quarters ending June 30, 2006 and 2005 was $6,586 and $0, respectively.

NOTE 8 — CONCENTRATIONS

Customer base

Our customer base includes publishers of video games in the United States and Europe. We review the credit worthiness of our customers and do not believe that we need allowances for potential credit losses at June 30, 2006. The receivables recorded from our customers are net of their reserves for uncollectible accounts from their customers. As of June 30, 2006, we had three customers who accounted for 53.3%, 31.9%, and 14.9% of accounts receivables and as of March 31, 2006, we had two customers who accounted for 79.2% and 16.6% of accounts receivables.

Operations by Geographic Area

Our products are sold in North America and Europe through third-party licensing arrangements. During the quarter ended June 30, 2006, we derived substantially all revenue in the United States.

Location of assets

Substantially all the Company’s tangible assets are located at its corporate offices in Northern California.

NOTE 9 — ACQUISITIONS

Acquisition of Edmond 1, Inc.

On October 20, 2005, we acquired one hundred percent of the outstanding stock of Edmonds 1, Inc. in exchange for $130,000 payable immediately, $70,000 to be paid upon the Company raising $2 million in additional equity, 1,216,044 shares of common stock, valued at $267,530 and warrants to purchase 398,000 shares of common stock. The value of the shares issued was determined by an independent third party. Using the Black Scholes pricing model, all the warrants had a fair value of zero. Edmonds 1 was a non-trading, registered reporting company with the Securities and Exchange Commission. The acquisition was made to facilitate Red Mile becoming a publicly reporting company. SFAS No. 141 applies to the acquisition of a business. At the time of the transaction, Edmonds 1, Inc. was a non-operating public shell corporation, and therefore not a business. For reporting purposes, the transaction was treated as a capital transaction where the acquiring corporation issued stock and cash for non-monetary assets of the shell corporation. The accounting is similar in form to a reverse acquisition, except that goodwill or other intangibles is not recorded. Accordingly, the fair value of the consideration paid was expensed as “Public shell acquisition costs” in the Statement of Operations.

The warrants issued were as follows:

Expiring	Strike Price	Number of common shares
December 31, 2006	1.25	102,000
January 31, 2007	1.10	92,000
December 31, 2007	1.50	102,000
December 31, 2008	1.75	102,000

Total		398,000

In April 2006, the name of Edmonds 1, Inc. was changed to Red Mile Entertainment, Inc. (Red Mile-Edmonds). On May 2, 2006, we entered into and closed upon a Merger Agreement among Red Mile-Edmonds, whereby Red Mile-Edmonds merged with and into us with Red Mile-Edmonds becoming the surviving legal entity and Red Mile became the surviving entity for accounting purposes. In accordance with the merger agreement, our separate existence ceased and all outstanding shares of our capital stock were automatically exchanged for an equal number of shares of Red Mile-Edmonds. Prior to the merger, Red Mile-Edmonds was a shell company as defined in Rule 12b-2 of the Securities Exchange Act of 1934. The purpose of this merger was to make Red Mile a non-trading publicly registered company and allow us to then register our shares and give shareholders an opportunity for liquidity.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND OPERATIONS

Liquidity and Capital resources

During the quarter ended June 30, 2006, we raised approximately $2.5 million, net of expenses, in cash through private offerings. These funds were used primarily for funding development at third party subcontractors for seven video and/or PC games, five DVD games, and to finance our internal overhead.

We anticipate needing an additional $5,000,000 to finance our current losses and bring our existing products under development to market. We anticipate needing an additional $5,000,000 to finance our planned expansion within the next 12 months, and an additional $10 million to complete our planned expansion within the next 24 months.

We will be unable to develop or publish additional games, or consummate any acquisitions if we are unable to raise additional financing. If we are unable to raise the funds required to begin self-publishing our games, we will continue with our co-publishing model. Under the co-publishing model, we believe our current cash on hand of approximately $1.1 million as of July 15, 2006, in addition to anticipated cash flow from operations, would enable the company to continue operating through the end of its second fiscal quarter.

In addition to money needed to develop new games, we will also need money to fund the expansion of our staff. It is currently anticipated that together with 2WG, our wholly-owned subsidiary, we will hire an additional three employees and three outside consultants in the next nine months to support our expansion plans, including taking direct responsibility for marketing our products to consumers.

Results of Operations

The unaudited results of operations for the quarters ending June 30, 2006 and June 30, 2005 were as follows:

Summary of Unaudited Statements of Operations
(in thousands, except per share data)

	2006	2005	Dollar Increase (Decrease)	Percent Increase (Decrease)
Revenues	$ 41,848	$ -- -	$ 41,848
Cost of sales	37,460	1,554,205	(1,516,745)
Gross margin	4,388	(1,554,205)	1,558,593
Operating expenses	995,313	413,747	581,566	141%
Net loss	(990,925)	(1,967,952)	977,027	(50%)
Income tax expense	---	---	---
Net loss	$ (990,925)	$ (1,967,952)	$ 977,027	(50%)
Accretion on redeemable convertible preferred stock and foreign currency adjustments	(30,888)	-	(30,888)
Net loss attributable to common shareholders	$ (1,021,813)	$(1,967,952)	$ 946,139

Net loss per common share Basic and diluted	$ (.05)	$ ( .16 )	$ 0.11

Shares used in computing basic and diluted net loss per share (in 000’s)	19,656	12,505	57%

Revenues

For the quarter ended June 30, 2006, our revenue consisted of royalties from three products (Crusty Demons and GripShift and Disney's Aladin Chess Adventures) developed by third parties under our supervision and licensed to three other video game co-publishers. GripShift is near the end of its life and we expect minimal future revenue from it. Crusty Demons is a minor product and shipped late in the quarter in the U.S. We expect it to ship in Europe in our second fiscal quarter. Disney's Alladin Chess Adventures is near the end of its life and we expect minimal revenue from it.

During the quarter ended June 30, 2005, we were still in the development stage and had not completed or shipped any product, hence we had no revenue.

We have several games under development which we anticipate will be ready for shipment in fiscal 2007. These include the PC games Dual Sudoku (formerly Super Sudoku), El Matador and Timothy and Titus as well as three DVD games all of which we anticipate will ship in the second or third quarter of fiscal 2007. Also under development for shipment later this fiscal year are Jackass, the Video Game (for console and handheld platforms), Heroes of the Pacific (handheld platform), Equestrian Challenge (console and PC), and two additional DVD games. We are also developing a sequel to Heroes of the Pacific (next generation console and PC) that we expect to ship in fiscal 2009.

We anticipate self-publishing in North America the three PC games shipping in the second quarter of fiscal 2007, all under the 2WG brand. If we are successful in raising additional working capital during fiscal 2007, we may self-publish our video games under development for release in North America later this fiscal year. Video games are significantly more capital intensive to self-publish due to the high cost of goods, which includes the hardware manufacturer royalties and the extensive marketing which is necessary to generate high consumer awareness. Due to these costs, we may continue to license the publishing rights to co-publishing partners. Self publishing in North America would enable us to retain a greater portion of the wholesale revenue from these games. We would also take responsibility for consumer and trade advertising for these games under a self publishing model. We plan to continue using third party co-publishers in Europe and Asia under a self publishing model.

Cost of sales

Cost of sales for the quarter ended June 30, 2006 consists of royalties due to our third party developers and amortization of development costs for Crusty Demons. In prior periods we expensed the entire cost of development of GripShift when the product was completed and accepted under its development contract with our co-publisher.

The $1.6 million cost of sales booked in our first fiscal quarter of 2006 reflects the cancellation of development of a game (Jackass) and a charge for the development costs incurred through the date of cancellation. The Company acquired this game already in development but decided to cancel the contract and restart the development with a new developer.

Operating Expenses

Operating expenses for the quarters ended June 30, 2006 and June 30, 2005 were as follows:

	Three months ended June 30,
	2006	Percent of Total	2005	Percent of total	Dollar increase	Percent increase
Research and development costs	$85,830	8.6%	$ 43,311	10.5%	$ 42,519	98%
General and administrative costs	677,539	68.1%	202,149	48.8%	475,390	235%
Marketing and business development costs	231,944	23.3%	168,287	40.7%	63,657	38%
Total operating expenses	$ 995,313	100.0%	$413,747	100.0%	581,566	141%

During the first quarter of fiscal 2006, the Company was in its development stage and primarily raising capital and developing products for future sale.

In the first quarter of fiscal 2006, we were continuing development on two games (GripShift and Heroes of the Pacific) and stopped development of one other game (Jackass) which we restarted with a new developer. In addition, we also moved the management and supervision of our games being development from third party contractors to our own internal development staff.

Research and development

Our research and development expenses consist of the costs incurred in our internal development group. All actual game development is performed by third party developers under fixed fee contracts. These external costs are capitalized and expensed using the greater of the ratio of total current unit shipments to the total projected unit shipments or straight-line over the estimated life of the game. All internal development costs are expensed as incurred.

During the first quarter of fiscal 2006, we were building our development team (our staff increased from one to two people). 93% of our costs were salaries and benefits for these two people. These employees were principally involved in managing and supervising the three outside developers and evaluating new product concepts.

In the first quarter of fiscal 2007, our internal development costs increased 77% over those incurred in our fist quarter of fiscal 2006. This increase was the result of having both employees on staff for the full quarter, increasing our staff by one person, salary increases, and extensive travel managing our external developers. Salaries and benefits accounted for 86% of research and development costs in this quarter. Our key video games in development slated for completion later this fiscal year are being developed in New Zealand and Australia. Our internal team has spent extensive time in both locations providing hands-on management and oversight of the development process. Travel accounted for virtually all the remaining development costs.

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

One multi-platform product, Crusty Demons of Dirt, was completed during the quarter. The North American Xbox version shipped in late June by our co-publisher, Evolved Games. We expect the European version should ship in our second quarter of fiscal 2007. Games under development include: Equestrian Challenge, which is awaiting concept approval from the platform licensor and we expect the game to be ready for worldwide release in the third fiscal quarter of 2007 for console and and PC. Jackass the Video game, in which development is currently in progress and awaiting concept approval from the platform licensor, which we expect to be available for shipment worldwide in the fourth fiscal quarter of 2007 on console and handheld platforms; and a handheld version of our Heroes of the Pacific game in which development is currently in progress and awaiting concept approval from the platform licensor which we expect will be ready for release in the fourth fiscal quarter of 2007. In fiscal 2007, we will also begin development of several new games for planned shipment in 2008 and 2009. Currently, a sequel of Heroes of the Pacific on the next generation console and PC is targeted for shipment in fiscal 2008. This game is currently in a pre-production phase where the game design and content is being planned, no actual development is in progress on this game.

2WG has completed Dual Sudoku (Formerly Super Sudoku), El Matador, and Timothy and Titus. All three are PC games and do not require approvals from third parties before shipping and they have been rated by the ESRB (a requirement before a game can be shipped). 2WG is self-publishing these games in North America. We expect all three games should ship in our second quarter of fiscal 2007. In addition, 2WG has five DVD games currently under development. Three of these games, Who Rocks?, Who Rules? and Who Rules? Almighty Edition, have been completed. World War II, and History of Hollywood are in the process of being developed. There is no third party approvals required before a DVD game is shipped. We anticipate that each of these DVD games will also ship in the first half of fiscal 2007.

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

Total G&A costs increased from $202,000 in the first fiscal quarter of 2006 to $678,000 in the first fiscal quarter of 2007, an increase of 236%. Salaries and related costs increased 150%. 56% of this increase was the result of 2WG administrative salaries (2WG was acquired in our fourth quarter of fiscal 2006), with the remaining increase due to an additional person in G&A at Red Mile. This additional person was necessitated by the merger with Edmonds 1 and related public filings now required, as well as our moving from a development stage company to an operating business. Other significant increases from our first quarter of fiscal 2006 were experienced in legal fees (increased 281% or $71,000) and accounting costs (increased 1,364% or $92,000), both related to becoming a publicly reporting company. Only minimal accounting costs were incurred in our fist quarter of 2006. Consulting costs increased 942% or $93,000 as a result of using an investor relations person ($30,000) to interact with investors and expensing stock options ($62,000) given to a consultant. Office expenses increased 448% or $35,000 with the addition of 2WG’s offices in Texas. Insurance costs increased 101% with the addition of directors and officers insurance.

On a quarterly basis, as compared to our first quarter of fiscal 2007, the Company expects that G&A costs will increase moderately throughout fiscal 2007 as the Company expands the scope of its operations and incurs all the costs associated with being a publicly registered and trading company.

Marketing and business development costs

Marketing and business development costs consist primarily of employee salaries and benefits, consulting costs, public relations costs, marketing research, web site costs, and sales support materials costs.

Total marketing and business development expenses increased 38% from $168,000 in our first quarter of fiscal 2006 to $232,000 in the same quarter of 2007. The majority of the increase was in trade shows (178% or $31,000) and public relations (25,502% or 26,000). In our first quarter of fiscal 2006, we were principally in a planning mode as we were still two quarters from shipping our initial products. In our first quarter of fiscal 2007, we were preparing to launch Dual Sudoku, El Matador and Timothy and Titus and had started public relations efforts. We performed virtually no public relations functions in our first quarter of fiscal 2006. We also have started grass roots marketing for our Jackass game as we began to build initial awareness of the game. We expect that marketing expenses will increase substantially throughout fiscal 2007 as we self publish and market some of our new games.

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

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact the financial results of operations, Red Mile views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on Red Mile's consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

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

Software development costs are capitalized once technological feasibility is established and such costs are determined to be recoverable from future sales of the game. For products where proven technology exists, this may occur very early in the development cycle. Technological feasibility is determined on a game by game basis. Capitalized costs for such games that are cancelled or abandoned are charged immediately to cost of sales. Recoverability of capitalized software is evaluated on the expected performance of the specific games for which the costs relate. Once the product is completed and released, capitalized software and development costs are amortized to cost of sales using the greater of the ratio of the total current unit shipments to total projected unit shipments or straight line over the estimated life of the product. For products released in prior periods, we evaluate the future recoverability of capitalized amounts on a quarterly basis or when events or circumstances indicate the capitalized costs may not be recoverable.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

The Company maintains controls and procedures designed to ensure that information required to be disclosed in this report is recorded, processed, accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding the required disclosure.

As of June 30, 2006, the management, with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of these disclosure controls and procedures. The Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective as of June 30, 2006.

Changes in internal controls.

The Company has made no changes in its internal controls or in other factors that could significantly affect these controls, nor did it take any corrective action, as the evaluation revealed no significant deficiencies or material weaknesses, in the quarter ended June 30, 2006.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

An investment in our securities is highly speculative and involves a high degree of risk. Therefore, in evaluating us and our business you should carefully consider the risks set forth below. You should be in a position to risk the loss of your entire investment.

Risks Relating to Our Company

Because we have only recently commenced business operations, it is difficult to evaluate our prospects and we face a high risk of business failure.

We were incorporated in August 2004 and shipped our first two games in our second fiscal quarter of 2006. We therefore face the risks and problems associated with businesses in their early stages in a competitive environment and have a limited operating history on which an evaluation of our prospects can be made. Until we develop our business further by publishing and developing more games or implementing our proposed distribution system, it will be difficult for an investor to evaluate our chances for success. Our prospects should be considered in light of the risks, expenses and difficulties frequently encountered in the establishment of any business in a competitive environment.

The company has not yet generated any income and may never become profitable.

During our initial fiscal period (December 21, 2004 through March 31, 2005), for the year ended March 31, 2006, and for the quarter ended June 30, 2006 we incurred net losses of approximately $4,329,618, $4,849,678, and $990,925, respectively. Our ability to generate revenues and to become profitable depends on many factors, including the market acceptance of our products and services, our ability to control costs and our ability to implement our business strategy. There can be no assurance that we will become or remain profitable.

If we are unable to raise additional financing, we will be unable to fund our planned expansion.

We have not yet achieved profitability and there can be no assurance that we will become profitable. We have never achieved positive cash flow from operations and there can be no assurance that we will do so in the future. We need additional financing to fund our planned expansion and the losses we anticipate incurring over the next several quarters. Our current cash on hand with our expected cash flows from operating activities will enable us to continue operating through the end of our second fiscal quarter. We anticipate needing an additional $5,000,000 to finance our current losses and bring our existing products under development to market. We anticipate needing an additional $5,000,000 to finance our planned expansion within the next 12 months, and an additional $10,000,000 to complete our planned expansion within the next 24 months.

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

If we are unable to realize profitable operations, or raise sufficient capital, we will be unable to implement our business strategy. If we cannot self publish, we will have to continue licensing our games to co-publishers, and our profit margins will remain lower, making it more difficult to achieve profitability, and our business will eventually fail. In such circumstances, it is likely that we will dissolve and, depending on our remaining assets at the time of dissolution, we may not be able to return any funds back to investors.

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

The lifespan of any of our games is relatively short, in many cases less than one year. It is therefore important for us to be able to continually develop games that are popular with the consumers. To date, we have sold four games, two of which began in September 2005. A third product, which is not material to our operations, started shipping in our fourth quarter of fiscal 2006. A fourth product started shipping in June 2006. We are currently involved in the development of four games and 2WG has licensed 3 PC games and is developing five DVD games, 3 of which have been completed. All of the games are expected to be published during fiscal 2007. If we are unable to continually identify, develop and publish games that are popular with the consumers on a regular basis, our business will suffer. Our business will also suffer if we do not receive additional financing to be used for research and development of new games.

We currently have 4 shipping products: (i) Heroes of the Pacific for the PS2 and PC platforms which first began shipping in September, 2005; (ii) GripShift for the PSP platform which first began shipping in September 2005; (iii) Disney’s Aladdin Chess Adventures for the PC which first began shipping in February 2006; and (iv) Crusty Demons for the Xbox platform which first began shipping in June 2006 . We are currently involved in the development of four games: (i) Jackass for the console and handheld platforms; (ii) Equestrian Challenge for the console and PC; (iii) Heroes of the Pacific for the handheld platform; and (iv) a sequel to Heroes of the Pacific based in the European theatre for the next-generation console and PC.

2WG, has completed the development of three PC games; (i) Dual Sudoku, which is expected to ship in August 2006; (ii) El Matador, which is expected to ship in August 2006, and (iii) Timothy and Titus, which is expected to ship in August 2006. 2WG is currently involved in the development of five DVD games which are expected to ship in our second and third fiscal quarters of 2007: The first three DVD games listed below have completed development. (i) Who Rules?; (ii) Who Rules? Almighty Edition; (iii) Who Rocks; (iv) World War II; and (v) History of Hollywood.

The cyclical nature of video game platforms and the video game market may cause our operating results to suffer, and make them more difficult to predict. we may not be able to adapt our games to the next generation platforms.

Video game platforms generally have a life cycle of approximately six to ten years, which has caused the market for video games to also be cyclical. Sony’s PlayStation 2 was introduced in 2000 and Microsoft’s Xbox and the Nintendo GameCube were introduced in 2001. Microsoft just introduced the Xbox 360 and we expect Sony and Nintendo to introduce next generation consoles in 2006. This introduction will create a new cycle for the video game industry which will require us to make significant financial and time investments in order to adapt our current games and develop and publish new games for these new consoles. We cannot assure you that we will be able to accomplish this or that we will have the funds or personnel to do this. Furthermore, we expect development costs for each game on the new consoles to be greater than in the past. If the increased costs we incur due to next generation consoles are not offset by greater sales, we will continue to incur losses.

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

We have the following platform licenses:

Platform	Term
Microsoft Xbox 360	Three years from first commercial release of platform. Then automatic renewal unless noticed 60 days prior to expiration of non-renewal. Royalty rates are fixed during the term.
Microsoft Xbox	Initial term expires on November 15, 2007. Then automatic renewal unless noticed 60 days prior to expiration of non-renewal. Royalty may change on July 1st of any year.
Sony PS2 and PSP	Initial term expires on March 31, 2007. Then automatic renewal unless noticed 60 days prior to expiration of non-renewal. Royalty rates are subject to change with 60 days notice.

Nintendo GameCube	Expires on August 17, 2007. Royalty rates are subject to change with 60 days notice. Cost of manufacture is subject to change at any time.
PC and DVDs	There are no platform licenses required for the PC or DVDs

In addition, each platform licensor has its own criteria for approving games for its hardware platform. These criteria are highly subjective. Without such approval, we would not be able to publish our games nor have the games manufactured. Failure to obtain these approvals on the games we are currently developing and any games that we develop in the future, will preclude any sales of such products and, as such, negatively affect our profits.

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

Our ability to compete and operate successfully depends in part on our acquiring and controlling proprietary intellectual property. Our games embody trademarks, trade names, logos, or copyrights licensed from third parties. An example is MTV’s Jackass,TM, which utilizes rights licensed from MTV. If we cannot maintain the licenses that we currently have, or obtain additional licenses for the games that we plan to publish, we will produce fewer games and our business will suffer. Furthermore, some of our competitors have significantly greater resources than we do, and are therefore better positioned to secure intellectual property licenses. We cannot assure you that our licenses will be extended on reasonable terms or at all, or that we will be successful in acquiring or renewing licenses to property rights with significant commercial value.

Infringement claims regarding our intellectual property may harm our business.

Our business may be harmed by the costs involved in defending product infringement claims. We can give no assurances that infringement or invalidity claims (or claims for indemnification resulting from infringement claims) will not be asserted or prosecuted against us or that any such assertions or prosecutions will not materially adversely affect our business. The images and other content in our games may unintentionally infringe upon the intellectual property rights of others despite our best efforts to ensure that this does not occur. It is therefore possible that others will bring lawsuits against us claiming that we have infringed on their rights. Regardless of whether any such claims are valid or can be successfully asserted, defending against such lawsuits could be expensive and cause us to stop publishing certain games or require us to license the proprietary rights of third parties. Such licenses may not be available upon reasonable terms, or at all.

The content of our games may become subject to increasing regulation and such regulation may limit the markets for our games.

Legislation is periodically introduced at the local, state and federal levels in the United States and in foreign countries that is intended to restrict the content and distribution of games similar to the ones that we develop and produce, and could prohibit certain games similar to ours from being sold to minors. Additionally, many foreign countries have laws that permit governmental entities to censor the content and advertising of interactive entertainment software. We believe that similar legislation will be proposed in many countries that are significant markets for our games, including the United States. If any of this proposed legislation is passed, it could have the effect of limiting the market for our games and/or require us to modify our games at an additional cost to us.

If we or others are not successful in combating the piracy of our games, our business could suffer.

The games that we develop and publish are often the subject of unauthorized copying and distribution, which is referred to as pirating. The measures taken by the manufacturers of the platforms on which our games are played to limit the ability of others to pirate our games may not prove successful. Increased pirating of our games throughout the world negatively impacts the sales of our games.

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

We are currently dependent on a small number of customers, the loss of any of which could cause a significant decrease in our revenue.

As of June 30, 2006, we had three customers who accounted for 53.3% (Codemasters) 31.9% (Evolved Games) and 14.9% (Sony On-Line Entertainment) of our accounts receivable and three customers who accounted for 200.8% (Evolved Games), 93.6% (Sony On-Line Entertainment) and 29.9% (Strategy First) of revenue. As of March 31, 2006, we had two customers who accounted for 80.7% (Codemasters) and 18.5% (Sony On-Line Entertainment) of our accounts receivable and three customers who accounted for 44.4% (Ubisoft) , 28.6% (Codemasters) and 26.5% (Sony On-Line Entertainment) of revenue. If any of these customers were to decrease their purchase volume or discontinue their relationship with us, our revenue would decrease significantly unless we were able to find new customers to replace the lost volume. There can be no assurance that such new customers could be found, or if found, that they would purchase the same quantity as the current customers.

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

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

In May 2006, Red Mile issued 1,976,000 investment units outside the U.S. to twenty four non U.S. investors for $2,470,000. A unit consisted of one share of Series B Convertible Preferred stock and a warrant to purchase an additional share of Series B Convertible Preferred stock before May 1, 2008 for $1.50 per share.

In April 2006, Red Mile issued 80,000 investment units outside the U.S. to one non U.S. investor for $100,000. A unit consisted of one share of Series C Convertible Preferred stock and a warrant to purchase an additional share of Series C Convertible Preferred stock before May 1, 2008 for $1.50 per share.

In addition, In May 2006, five US investors purchased 60,000 units for a total of $75,000. A unit consisted of one share of Series C Convertible Preferred stock and a warrant to purchase an additional share of Series C Convertible Preferred stock before May 1, 2008 for $1.50 per share.

On May 15, 2006, 10,357,000 Series A Preferred Shares, representing all our outstanding Preferred A shares, were converted to shares of our common stock pursuant to their terms when we filed our registration statement on Form SB-2.

ITEM 6. EXHIBITS

Exhibits:

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RED MILE ENTERTAINMENT, INC.
(Registrant)
Date: August 14, 2006	By: /s/ Chester Aldridge
Chester Aldridge
Chief Executive Officer
(Principal Executive Officer)
Date: August 14, 2006	By: /s/ Ben Zadik
Ben Zadik
Chief Financial Officer
(Principal Financial Officer)