Form 10QSB
period 2006-09-30
Red Mile Entertainment Inc
filed 2006-11-13
CIK 1309053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
-----------------------------------------
FORM 10-QSB
-----------------------------------------

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2006

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

Number of shares of the registrant's common stock outstanding as of November 10, 2006 is: 25,436,506.

Part I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

RED MILE ENTERTAINMENT, INC.
Unaudited Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2006	March 31, 2006
ASSETS

Current assets
Cash in bank	$266,045	$769,926
Marketable securities	—	10,313
Accounts receivable, net of reserves of $84,011 and $0	412,523	355,861
Prepaid expenses	40,421	22,883
Inventory, net of reserves of $6,550 and $0	114,785	—
Software development costs	5,162,424	3,280,769
Total current assets	5,996,198	4,439,752
Property and equipment, net	147,382	101,588
Other assets	263,150	205,000
Total assets	$6,406,730	$4,746,340

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$1,199,320	$472,880
Accrued liabilities	484,003	531,645
Deferred revenue	90,000	27,500
Total current liabilities	1,773,323	1,032,025
Redeemable, convertible preferred stock, no par value, authorized 20,000,000 shares; issued and outstanding 3,834,860 and 12,075,860, respectively; the aggregate redemption value and liquidity preference $ 4,793,870 and $12,419,127, respectively	3,857,691	12,077,075
Warrants on redeemable convertible preferred stock	765,840	342,052
	4,623,531	12,419,127
Stockholders’ equity (deficit)
Common stock, no par value, authorized 100,000,000 shares; issued and outstanding 25,436,506 and 14,420,870, respectively	444,457	434,035
Additional paid in capital	11,109,962	40,449
Accumulated deficit	(11,545,246)	(9,179,296)
Accumulated other comprehensive income	703	—
Total stockholders’ equity (deficit)	9,876	(8,704,812)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$6,406,730	$4,746,340

The accompanying notes are an integral part of these unaudited financial statements.

RED MILE ENTERTAINMENT, INC.
Unaudited Condensed Consolidated Statements of Operations
For the three months ended September 30, 2006 and 2005
(Unaudited)

	Three months ended September 30, 2006	Three months ended September 30, 2005

Revenues	$284,903	$2,852,544
Cost of sales	575,795	2,459,118

Gross margin	(290,892)	393,426

Operating expenses
Research and development costs	104,990	52,595
General and administrative costs	635,576	250,965
Marketing and business development costs	347,541	132,206
Debt Conversion Inducement Costs	—	1,000,000

Total operating expenses	1,088,107	1,435,766

Interest income	3,974	4,561
Loss before expense from income taxes	(1,375,025)	(1,037,779)
Income tax expense	—	—

Net loss	(1,375,025)	(1,037,779)

Accretion of redeemable, convertible preferred stock	(38,586)	—

Net loss attributable to common shareholders	$(1,413,611)	$(1,037,779)

Net loss per share:
Net loss per common share, basic and diluted	$(0.06)	$(0.08)
Shares used in computing basic and diluted loss per share	25,135,824	12,504,826

 The accompanying notes are an integral part of these unaudited financial statements.

RED MILE ENTERTAINMENT, INC.
Unaudited Condensed Consolidated Statements of Operations
For the six months ended September 30, 2006 and 2005
(Unaudited)

	Six months ended September 30, 2006	Six months ended September 30, 2005

Revenues	$326,751	$2,852,544
Cost of sales	613,255	4,013,323

Gross margin	(286,504)	(1,160,779)

Operating expenses
Research and development costs	190,820	95,906
General and administrative costs	1,318,661	455,067
Marketing and business development costs	579,485	300,493
Debt Conversion Inducement Costs	—	1,000,000

Total operating expenses	2,088,966	1,851,466

Interest income	9,520	6,514
Loss before benefit from income taxes	(2,365,950)	(3,0005,731)
Income tax expense	—	—
Net loss	$(2,365,950)	$(3,005,731)

Accretion of redeemable, convertible preferred stock	(69,474)	—

Net loss attributable to common shareholders	$(2,435,424)	$(3,005,731)

Net loss per share:
Net loss per common share, basic and diluted	$(0.11)	$(0.24)
Shares used in computing basic and diluted loss per share	22,411,022	12,504,826

The accompanying notes are an integral part of these unaudited financial statements.

RED MILE ENTERTAINMENT, INC.
Condensed Consolidated Statements of Stockholder' Equity (Deficit)
For the year ended March 31, 2006 and the six months ended September 30, 2006

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity (Deficit)

Balance, March 31, 2006	14,420,870	$434,035	$40,449	$(9,179,296)	$-	$(8,704,812)
Stock issued upon conversion of Series A Redeemable, Convertible Preferred Stock	10,357,000	10,357	10,334,089	-	-	10,344,446
Conversion of Warrants	658,636	65	724,435	-	-	724,500
Stock based compensation	-	-	80,463	-	-	80,463
Accretion of redeemable, convertible preferred stock	-	-	(69,474)	-	-	(69,474)
Foreign currency translation adjustments	-	-	-	-	703	703
Net loss	-	-	-	(2,365,950)	-	(2,365,950)
Balance, September 30, 2006 (Unaudited)	25,436,506	$444,457	$11,109,962	$(11,545,246)	$703	$9,876

The accompanying notes are an integral part of these unaudited financial statements.

RED MILE ENTERTAINMENT, INC.
Unaudited Condensed Consolidated Statements Of Cash Flows
For the Six months ended September 30, 2006 and 2005
(Unaudited)

	Six months ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,365,950)	$(3,005,731)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	44,603	28,496
Amortization of software development costs	166,175	1,316,831
Impairment of software development and licensing costs	437,027	2,115,215
Stock based compensation	80,463	—
Allowance for doubtful accounts	84,011	—
Inventory reserve for shrinkage and obsolescence	6,550	—
Changes in current assets and liabilities
Accounts receivable	(140,673)	(1,033,344)
Prepaid expenses	(17,538)	(5,505)
Licenses	—	322,205
Inventory	(121,335)	—
Software development costs	(2,484,857)	(4,027,680)
Other assets	(46,371)	(100,326)
Accounts payable	726,440	(114,140)
Accrued liabilities	(47,642)	1,663,143
Deferred revenue	62,500	493,300

Net cash (used in) operating activities	(3,616,597)	(2,347,536)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of marketable securities	—	(614,830)
Sales of marketable securities	10,313	848,315
Acquisition of property and equipment	(90,397)	(7,882)

Net cash provided by (used in) investing activities	(80,084)	225,603

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of warrants	724,500	2,400,000
Proceeds from sales of preferred stock	2,645,000	—
Costs from issuance of common and preferred stock	—	(4,846)
Convertible debenture issuance costs	(11,779)	—
Cost of redeemable preferred stock issuances	(165,624)	—

Net cash provided by financing activities	3,192,097	2,395,154

Effect of foreign currency adjustments	703	—
NET INCREASE (DECREASE) IN CASH	(503,881)	273,221
CASH, beginning of period	769,926	302,280

CASH, end of period	$266,045	$575,501

The accompanying notes are an integral part of these unaudited financial statements.

RED MILE ENTERTAINMENT, INC.
Unaudited Condensed Consolidated Statements Of Cash Flows (Continued)
For the Six months ended September 30, 2006 and 2005
(Unaudited)

	Six Months Ended September 30,
	2006	2005
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING TRANSACTIONS
Accretion of redeemable convertible preferred stock and foreign currency adjustment	$69,474	—
Relative fair value of warrants issued for preferred stock	$423,788	—
Conversion of Series A Redeemable Convertible Preferred Stock, net of offering costs	$10,344,446	—

The accompanying notes are an integral part of these unaudited financial statements.

RED MILE ENTERTAINMENT, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business— Red Mile Entertainment, Inc. (“Red Mile” or “the Company”) was incorporated in Delaware in August of 2004. The Company is a developer and distributor of entertainment software across multiple hardware platforms, with a focus on creating intellectual properties and partnering with owners of intellectual properties and licenses. The Company is developing products in the strategy, lifestyle and action/adventure game categories. The Company licenses its games with major international game distributors in exchange for payment to the Company of either development fees or guaranteed minimum royalties. The Company also sells some of its games directly to distributors and retailers. The guaranteed minimum royalties are recoupable by the partner against royalties computed under the various agreements. Once the partner recoups the guaranteed minimum royalties, the Company is entitled to additional royalties as computed under the agreements. The Company operates in one business segment, interactive software publishing. During the period ended March 31, 2005, the Company was a development stage company. The losses and accumulated deficit of $4,329,618 incurred through March 31, 2005, represent the losses accumulated during the development stage.

Going Concern— These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses since inception of $11,545,246 at September 30, 2006, and has incurred negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

The Company is currently assembling a strategic financing plan that it believes to be viable and will contribute to meeting the Company’s cash flow requirements. Management believes that this plan is reasonably capable of removing the threat to continuation of our business during the 12 month period following the most recent balance sheet presented in this quarterly report on Form 10-QSB. This plan includes but is not limited to the net $5.4 million of financing received on October 19, 2006 that is discussed in the subsequent events Note 10.

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

Principals of Consolidation— The consolidated financial statements of Red Mile Entertainment Inc. include the accounts of the Company, and its wholly owned subsidiaries 2WG Media, Inc. and Red Mile Australia. All intercompany accounts and transactions have been eliminated in consolidation.

RED MILE ENTERTAINMENT, INC.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

Use of Estimates— The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include sales returns and allowances, price protection estimates, provisions for doubtful accounts, accrued liabilities, estimates regarding the recoverability of prepaid royalties, inventories, software development costs, long lived assets, and deferred tax assets. These estimates generally involve complex issues and require us to make judgments, involve analysis of historical and future trends, can require extended periods of time to resolve, and or subject to change from period to period. Actual results could differ materially from our estimates.

Inventories— Inventories consist of materials (including manufacturing royalties paid to console manufacturers), labor charges from third parties, and freight-in. Inventories are stated at the lower of cost or market, using the first-in, first-out method. All inventories are produced by third party manufacturers, and substantially all inventories are located at third party warehouses.

Revenue Recognition — The Company’s revenue recognition policies are in accordance with the American Institute Of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2 “Software Revenue Recognition” as amended by SOP 98-9 ”Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” and SOP 81-1 “Accounting for Performance of Construction Type and Certain Production-Type Contracts”, and Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements”, as revised by SAB No. 104, “Revenue Recognition”. We evaluate revenue recognition using the following basic criteria and recognize revenue when all four criteria are met:

•	Evidence of an arrangement: Evidence of an arrangement with the customer that reflects the terms and conditions to deliver products must be present in order to recognize revenue.
•
Delivery: Delivery is considered to occur when the products are shipped and the risk of loss and reward has been transferred to the customer. At times for us, this means when the product has shipped from the distributor that we sold to, to the retailer.

•	Fixed or determinable fee: If a portion of the arrangement fee is not fixed or determinable, we recognize that amount as revenue when the amount becomes fixed or determinable.
•
Collection is deemed probable: We conduct a credit review of each customer involved in a significant transaction to determine the creditworthiness of the customer. Collection is deemed probable if we expect the customer to be able to pay amounts under the arrangement as those amounts become due. If we determine that collection is not probable, we recognize revenue when collection becomes probable (generally upon cash collection).

Product revenue, including sales to distributors, is recognized when the above criteria are met. We reduce product revenue for estimated future returns and price protection, which may occur with our distributors. In the future we may decide to give price protection for either our PC or video game system products. When evaluating the adequacy of sales returns and price protection allowances, we analyze our historical returns, current sell-through of distributor and retailer inventory, historical returns on similar products, current trends in the video game market and the overall economy, changes in customer demand and acceptance of our products, and other factors.

RED MILE ENTERTAINMENT, INC.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

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

Reclassification

Certain prior period items have been reclassified to conform to the current period’s presentation. These reclassifications had no impact on consolidated net income or total stockholders’ equity as previously reported.

Stock-Based Compensation Plans— On April 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) 123(R),“Share-Based Payment” (the “Statement or “SFAS 123(R)”), requiring us to recognize expense related to the fair value of our stock-based compensation awards. Prior to April 1, 2006, the Company used the minimum value method in estimating the value of employee option grants as allowed by SFAS 123, amended by SFAS 148 “Accounting for stock based compensation - transition and disclosure”. Accordingly, we have elected to use the prospective transition method as permitted by SFAS 123(R) and therefore have not restated our financial results for prior periods. Under this transition method, stock-based compensation expense for the six months ended September 30, 2006 includes compensation expense for all stock option awards granted subsequent to April 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). We recognize compensation expense for stock option awards on a straight-line basis over the requisite service period of the award.

RED MILE ENTERTAINMENT, INC.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

In March 2005, the SEC issued SAB No. 107, which offers guidance on SFAS 123(R). SAB 107 was issued to assist preparers by simplifying some of the implementation challenges of SFAS 123(R) while enhancing the information that investors receive. SAB 107 creates a framework that is premised on two overarching themes: (a) considerable judgment will be required by preparers to successfully implement SFAS 123(R), specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Key topics covered by SAB 107 include valuation models, expected volatility and expected term. The Company is applying the principles of SAB 107 in conjunction with its adoption of SFAS 123(R).

The fair value of employee options granted in the six and three month periods ended September 30, 2006 has been estimated at the date of grant using the fair value method with the following weighted average assumptions:

	2006	2005
Expected life (in years)	4.2	4.2
Risk free rate of return	5.13%	4.9%
Volatility	50%	0%
Dividend yield	—	—
Forfeiture rate	9%	0%

The following table sets forth the total stock-based compensation expense for the six and three months ended September 30, 2006, resulting from options awarded to employees during the six and three months ended September 30, 2006.

	Six Months Ended September 30, 2006	Three Months Ended September 30, 3006
Research and development costs	7,384	5,648
Marketing and business development costs	10,557	5,707
Stock-based compensation before income taxes	17,941	11,355
Income tax benefit	-	-
Total stock-based employee compensation expense after income taxes	$17,941	$11,355

RED MILE ENTERTAINMENT, INC.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

The following table sets fourth the total stock-based compensation expense for the six and three months ended September 30, 2006, resulting from options awarded to both employees and consultants during the six and three months ended September 30, 2006.

	Six Months Ended September 30, 2006	Three Months Ended September 30, 3006
Stock-based employee compensation expense before income taxes	$17,941	$11,355
Stock-based consultant compensation expense before income taxes	62,522	0
Stock-based compensation before income taxes	80,463	11,355
Income tax benefit	-	-
Total stock-based employee compensation expense after income taxes	$80,463	$11,355

During the six and three months ended September 30, 2006, 90,000 and 0, respectively common stock options were granted to non-employees. In the case where shares have been granted to third parties, the fair value of such shares is recognized as an expense in the period issued. Using the Black-Scholes option pricing model, the fair value of such options issued for the six and three months ending September 30, 2006 and 2005 was $62,522 and $0, and $0 and $0, respectively.

Prior to the adoption of SFAS 123(R), we applied SFAS 123, amended by SFAS 148, “Accounting for Stock-Based Compensation, Transition and Disclosure” (“SFAS 148”), which allowed companies to apply the existing accounting rules under Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees,” (APB 25) and related Interpretations. In general, as the exercise price of options granted under these plans was equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation cost was recognized in our statements of operations for periods prior to the adoption of SFAS 123(R). As required by SFAS 148 prior to the adoption of SFAS 123(R), we disclosed reported net loss which included stock-based compensation expense of $0, calculated in accordance with APB 25, and then pro forma net loss as if the fair-value-based compensation expense calculated in accordance with SFAS 123 using the minimum value method had been recorded in the financial statements.

RED MILE ENTERTAINMENT, INC.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

The following table illustrates the effect on net loss after tax, and net loss per common share, as if we had applied the fair value recognition provisions of SFAS 123 to employee stock-based compensation during the six and three months ended September 30, 2005:

	Six Months Ended September 30, 2005	Three Months Ended September 30, 2005
Net loss as reported	$(3,005,731)	$(1,037,779)
Add: total stock-based employee compensation expense included in reported net loss, net of tax benefit of $0 and $0, respectively	-	-
Less: total stock-based employee compensation expense for non-employees determined under the SFAS 123 fair-value method, net of tax benefit of $0 and $0, respectively	-	-
Net loss, pro forma	$(3,005,731)	$(1,037,779)
Basic and diluted net loss per share:
As reported	$(0.24)	$(0.08)
Pro forma	$(0.24)	$(0.08)

 Loss Per Share— We computed basic and diluted loss per share amounts pursuant to SFAS No. 128, “Earnings per Share.” Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon on exercise of stock options and warrants and the conversion of Preferred Stock (using the treasury stock method). Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive.

The following table summarizes the weighted average shares outstanding for the Six Months ending September 30, 2006 and 2005:

	Six Months ending September 30,
	2006	2005
Basic weighted average shares outstanding	22,411,022	12,504,826
Total stock options outstanding	3,112,898	350,000
Less: anti-dilutive stock options due to loss	(3,112,898)	(350,000)
Total redeemable convertible preferred stock outstanding	3,834,860	9,000,000
Less: anti-dilutive redeemable convertible preferred stock due to loss	(3,834,860)	(9,000,000)
Total warrants outstanding	10,427,860	7,451,500
Less: anti-dilutive warrants due to loss	(10,427,860)	(7,451,500)
Diluted weighted average shares outstanding	22,411,022	12,504,826

RED MILE ENTERTAINMENT, INC.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

The following table summarizes the weighted average shares outstanding for the three months ending September 30, 2006 and 2005:

	Three Months ending September 30,
	2006	2005
Basic weighted average shares outstanding	25,135,824	12,504,826
Total stock options outstanding	3,112,898	350,000
Less: anti-dilutive stock options due to loss	(3,112,898)	(350,000
Total redeemable convertible preferred stock outstanding	3,834,860	9,000,000
Less: anti-dilutive redeemable convertible preferred stock due to loss	(3,834,860)	(9,000,000)
Total warrants outstanding	10,427,860	7,451,500
Less: anti-dilutive warrants due to loss	(10,427,860)	(7,451,500)
Diluted weighted average shares outstanding	25,135,824	12,504,826

NOTE 2 — ACCRUED LIABILITIES

	September 30, 2006	March 31, 2006
Accrued Bonuses	$223,322	$169,000
Accrued professional fees	112,800	20,000
Accrued royalties payable	69,731	170,898
Accrued milestone payments to developers	50,000	50,000
Accrued paid time off	26,299	45,323
Other	1,851	6,424
Accrued liability for purchase of Edmonds 1	—	35,000
Accrued liability to related party for purchase of Edmonds 1	—	35,000
Total	$484,003	$531,645

NOTE 3 — DEFERRED REVENUE

	September 30, 2006	March 31, 2006
Crusty Demons	$90,000	$15,000
Disney’s Aladdin Chess Adventure	-	12,500
Total	$90,000	$27,500

RED MILE ENTERTAINMENT, INC.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

NOTE 4 — CONTRACTUAL OBLIGATIONS

Developer and Intellectual Property Contracts

In the normal course of business, we enter into contractual arrangements with third-parties for the development of products, as well as for the rights to intellectual property. Under these agreements, we commit to provide specified payments to a developer, or intellectual property holder, based upon contractual arrangements. Typically, the payments to third-party developers are conditioned upon the achievement by the developers of contractually specified development milestones. These payments to third-party developers and intellectual property holders may be deemed to be advances and are recoupable against future royalties earned by the developer or intellectual property holder based on the sale of the related game. Assuming all contractual provisions are met, the total future minimum contract commitments for development contracts in place as of September 30, 2006 are approximately $6,507,030, which is scheduled to be paid as follows:

Year ended March 31,
2007	$2,781,989
2008	2,126,871
2009	1,598,170
Total	$6,507,030

NOTE 5 — REDEEMABLE CONVERTIBLE PREFERRED STOCK

In the six months ended September 30, 2006, the Company issued 1,976,000 investment units consisting of one share of Series B Redeemable Convertible Preferred Stock and a warrant to purchase an additional share of Series B Redeemable Convertible Preferred Stock with a strike price of $1.50 and an expiration date of May 1, 2008 for $2,470,000. During the first quarter of fiscal 2007, the Company also issued 140,000 investment units consisting of one share of Series C Redeemable Convertible Preferred Stock and a warrant to purchase an additional share of Series C Redeemable Convertible Preferred Stock with a strike price of $1.50 and an expiration date of May 1, 2008 for $175,000. Using the Black-Scholes option pricing model, the relative fair values of the Preferred Series B warrants and Preferred Series C warrants of $395,748 and $28,040 was allocated to Preferred Series B and Preferred Series C warrants on redeemable convertible preferred stock for the quarter ended June 30, 2006. The Series B and C redeemable convertible preferred stock are being accreted to their redemption values through the redemption date using the effective interest method. Accretion of redeemable convertible preferred stock was $69,474 and $38,586, and $0 and $0 for the six and three months ending September 30, 2006 and 2005, respectively.

In May 2006, all 10,357,000 shares of Series A Redeemable Convertible Preferred Stock converted into common stock.

RED MILE ENTERTAINMENT, INC.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

The Series B and C Redeemable Convertible Preferred Stock will automatically convert after both the Company’s common shares are publicly registered and trading, and after the Company has completed an additional financing of at least $5 million; or, the holders of at least 50% of the outstanding shares of Series B or C Redeemable Convertible Preferred Stock vote in favor of such conversion. The Series B Redeemable Convertible Preferred Stock also has a security interest in all the assets of the Company. Such security interest terminates upon the Series B Redeemable Convertible Preferred Stock converting to common shares. All shares of preferred stock vote on an “as if converted” basis (that is, one share of preferred equals one share of common) with the common.

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

The Series B and C Redeemable Convertible Preferred Stock are redeemable five years after issuance, upon election of holders of at least 50% of the outstanding shares of the class. In such a case, the shareholders in said class would be entitled to the actual amount of their original investment, plus declared but unpaid dividends. At September 30, 2006 and March 31, 2006, the redemption value of all of the Preferred Stock issued and outstanding was $4,793,870 and $12,419,127 respectively. The preferred shares are redeemable outside the discretion of the Company and, accordingly, are classified outside permanent equity in accordance with EITF Topic D-98.

RED MILE ENTERTAINMENT, INC.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

NOTE 6 — STOCK OPTIONS AND STOCK COMPENSATION

On April 8, 2005, the Board of Directors approved the Red Mile Entertainment 2005 Stock Option Plan which permits the Board of Directors to grant to officers, directors, employees and third parties incentive stock options (“ISOs”), non-qualified stock options, restricted stock and stock appreciation rights (“SARs”). Under this plan, options for 4,000,000 shares of common stock are reserved for issuance. Options have been issued with exercise prices of between $0.22 and $0.79 per share.

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at April 1, 2005	-	$-		$-
Granted	2,822,898	0.25
Exercised	-	-
Forfeited or expired	-	-	-	-
Outstanding at March 31, 2006	2,822,898	$0.25	-	-
Exercisable at March 31, 2006	532,861	$0.30	-	-
Granted	290,000	0.79
Exercised	-	-
Forfeited or expired	-	-	-	-
Outstanding at September 30, 2006	3,112,898	$0.30	9.26	$1,701,514
Exercisable at September 30, 2006	778,201	$0.30	8.80	$623,018

In the case where shares have been granted to third parties, the fair value of such shares is recognized as an expense in the period issued. Using the Black-Scholes option pricing model, the fair value of such options issued for the six and three months ending September 30, 2006 and 2005 was $62,522 and $0, and $0 and $0, respectively. At the time of grant the estimated fair value per option was $0.69.

RED MILE ENTERTAINMENT, INC.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

In the case of shares granted to employees, the fair value of such shares is recognized as an expense over the service period. The fair value of such options issued for the six and three months ending September 30, 2006 and 2005 was $133,644 and $0, and $0 and $0, respectively. Expense recognized for the six and three months ending September 30, 2006 and 2005 was $17,941 and $11,355, and $0 and $0, respectively. At the time of grant the estimated fair value per option was $0.69

NOTE 7 — CONCENTRATIONS

Customer base

Our customer base includes publishers, distributors, and retailers of video games in the United States and Europe. We review the credit worthiness of our customers on an ongoing basis, and believe that we need an allowance for potential credit losses at September 30, 2006 of $84,011. The receivables recorded from our customers are net of their reserves for uncollectible accounts from their customers. Account balances are charged off against the allowance when the Company believes it is probable that accounts receivable will not be recovered. As of September 30, 2006, we had two customers who accounted for 67.1% and 31.9% of net accounts receivables. These customers are GameStop and Codemasters, respectively. As of March 31, 2006, we had two customers who accounted for 79.2% and 16.6% of net accounts receivables.

Operations by Geographic Area

Our products are sold in North America and Europe through third-party licensing arrangements, through distributors, and through retailers. During the six and three months ended September 30, 2006, we derived substantially all revenue in the United States.

Location of assets

Substantially all the Company’s tangible assets are located at its corporate offices in Northern California, with the exception of inventory, which is located at several third party warehouse facilities, primarily in Minnesota.

NOTE 8 — ACQUISITIONS

Acquisition of Edmond 1, Inc.

On October 20, 2005, we acquired one hundred percent of the outstanding stock of Edmonds 1, Inc. in exchange for $130,000 payable immediately, $70,000 to be paid upon the Company raising $2 million in additional equity, 1,216,044 shares of common stock, valued at $267,530 and warrants to purchase 398,000 shares of common stock. The value of the shares issued was determined by an independent third party valuation expert. Using the Black Scholes pricing model, all the warrants had a fair value of zero. Edmonds 1 was a non-trading, registered reporting company with the Securities and Exchange Commission. The acquisition was made to facilitate Red Mile becoming a publicly reporting company. SFAS No. 141 applies to the acquisition of a business. At the time of the transaction, Edmonds 1, Inc. was a non-operating public shell corporation, and therefore not a business. For reporting purposes, the transaction was treated as a capital transaction where the acquiring corporation issued stock and cash for non-monetary assets of the shell corporation. The accounting is similar in form to a reverse acquisition, except that goodwill or other intangibles is not recorded. Accordingly, the fair value of the consideration paid was expensed as “Public shell acquisition costs” in the Statement of Operations.

RED MILE ENTERTAINMENT, INC.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

The warrants issued were as follows:

Expiring	Strike Price	Number of common shares
December 31, 2006	1.25	102,000
January 31, 2007	1.10	92,000
December 31, 2007	1.50	102,000
December 31, 2008	1.75	102,000

Total		398,000

On August 11, 2006, the warrants issued for 92,000 common shares on January 31, 2007 with a $1.10 strike price expired.

In April 2006, the name of Edmonds 1, Inc. was changed to Red Mile Entertainment, Inc. (Red Mile-Edmonds). On May 2, 2006, Red Mile Entertainment Inc., a Florida Corporation (“Red Mile Florida”) entered into and closed upon a Merger Agreement among Red Mile-Edmonds, whereby Red Mile-Edmonds merged with and into Red Mile Florida with Red Mile-Edmonds becoming the surviving legal entity and Red Mile Florida became the surviving entity for accounting purposes. In accordance with the merger agreement, Red Mile Florida’s separate existence ceased and all outstanding shares of Red Mile Florida capital stock were automatically exchanged for an equal number of shares of Red Mile-Edmonds. Prior to the merger, Red Mile-Edmonds was a shell company as defined in Rule 12b-2 of the Securities Exchange Act of 1934. The purpose of this merger was to make Red Mile a non-trading publicly registered company and allow us to then register our shares and provide shareholders an opportunity for liquidity.

NOTE 9 — RECENT ACCOUNTING PROCOUNCEMENTS

In June 2006, the FASB ratified the consensus reached on Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)”. The scope of EITF Issue No. 06-3 includes any transaction-based tax assessed by a governmental authority that is imposed concurrent with or subsequent to a revenue-producing transaction between a seller and a customer. The scope does not include taxes that are based on gross receipts or total revenues imposed during the inventory procurement process. Gross versus net income statement classification of that tax is an accounting policy decision and a voluntary change would be considered a change in accounting policy requiring the application of SFAS No. 154, “ Accounting Changes and Error Corrections”. The following disclosures will be required for taxes within the scope of this issue that are significant in amount: (1) the accounting policy elected for these taxes and (2) the amounts of the taxes reflected gross (as revenue) in the income statement on an interim and annual basis for all periods presented. The EITF Issue No. 06-3 ratified consensus is effective for interim and annual periods beginning after December 15, 2006. We do not expect the adoption of EITF Issue No. 06-3 to have a material impact on our Condensed Consolidated Financial Statements.

RED MILE ENTERTAINMENT, INC.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109”. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “ Accounting for Income Taxes”. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under FIN No. 48, the evaluation of a tax position is a two-step process. The first step is a recognition process where we are required to determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, it is presumed that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is a measurement process whereby a tax position that meets the more-likely-than-not recognition threshold is calculated to determine the amount of benefit to recognize in the financial statements. FIN No. 48 also requires new tabular reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of the reporting period. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. As such, we are required to adopt it in our first quarter of fiscal year 2008. Any changes to our income taxes due to the adoption of FIN No. 48 are treated as the cumulative effect of a change in accounting principle. We do not expect the adoption of FIN No. 48 to have a material impact on our Consolidated Financial Statements.

In September 2006, the SEC issued SAB No. 108, “Financial Statements — Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB No. 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. The impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, must be quantified on the current year financial statements. When a current year misstatement has been quantified, SAB No. 99, “ Financial Statements Materiality” should be applied to determine whether the misstatement is material and should result in an adjustment to the financial statements. SAB No. 108 also discusses the implications of misstatements uncovered upon the application of SAB No. 108 in situations when a registrant has historically been using either the iron curtain approach or the rollover approach as described in the SAB. Registrants electing not to restate prior periods should reflect the effects of initially applying the guidance in Topic 1N in their annual financial statements covering the first fiscal year ending after November 15, 2006. We do not expect that the adoption of SAB No. 108 will have on our Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Fair value measurements would be separately disclosed by level within the fair value hierarchy. The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect the adoption of SFAS No. 157 to have a material impact on our Consolidated Financial Statements.

RED MILE ENTERTAINMENT, INC.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

NOTE 10 — SUBSEQUENT EVENTS

On October 19, 2006 the Company, pursuant to an Agency Agreement with J.F. Mackie & Company, Ltd. (the “Agent”) issued $5,824,000 of Senior Secured Convertible Debentures.  Pursuant to the terms of the Agency Agreement, the Agent facilitated the purchase of 5,824 convertible debentures (the “Debentures”) to 74 Debenture Holders for an aggregate principal face amount of $5,824,000. The net proceeds after costs were approximately $5.4 million.

The Debentures mature on October 19, 2008 and are convertible into shares of the Common Stock of the Company at a ratio of $1.75 (with proportional adjustments for stock splits) per Common Share (the “Conversion Price”). This conversion may be exercised at the election of the holders of the Debentures at any time after a minimum non-conversion period of 12 months from the issue date. The conversion can also be exercised by the Company after a minimum non-conversion period of 12 months from the issue date so long as the Company’s Common Shares have begun trading on a recognized exchange and have traded at a minimum volume weighted average price of $3.00/share for 20 consecutive trading days, subject to certain limitations.

On the maturity date, the Company retains the right to redeem the Debentures in cash, in kind, or in cash and in kind with Common Shares of the Company. The Company also has the right to redeem the Debentures at a redemption price equal to 115% of the principal face value at any time after a period of 12 months so long as the Company’s Common Shares have begun trading on a recognized exchange and have traded at a minimum volume weighted average price of $3.00/share for 20 consecutive trading days.

The Debentures carry a coupon rate of 5.5% per annum, non-compounded, and are payable semi-annually on March 15 and September 15 in cash, or in kind.

The Company intends to use the proceeds of the offering for general corporate purposes, which will include the ongoing development of new interactive video games.

RED MILE ENTERTAINMENT, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND OPERATIONS

Liquidity and Capital resources

Funding totaling $5.4 million has been received in late October of 2006, as described in Subsequent Events footnote number 10. We anticipate needing an additional $10,000,000 to finance our planned expansion within the next 12 months.

We will be unable to develop or publish additional games other than those currently under development, or consummate any acquisitions if we are unable to raise additional financing. We believe our current cash on hand of approximately $3.9 million as of November 6, 2006, in addition to anticipated cash flow from operations, would enable the company to continue operating into our fourth fiscal quarter.

In addition to money needed to develop new games, we will also need money to fund the expansion of our staff. It is currently anticipated that together with 2WG, our wholly-owned subsidiary, we will hire an additional four employees and two outside consultants in the next six months to support our expansion plans, including taking direct responsibility for marketing our products to consumers.

RED MILE ENTERTAINMENT, INC.

Results of Operations

The unaudited results of operations for the six and three months ending September 30, 2006 and September 30, 2005 are as follows:

Summary of Unaudited Statements of Operations
Six Months Ended September 30, 2006 and 2005

	2006	2005		Dollar Increase (Decrease)	Percent Increase (Decrease)
Revenues	$326,751		$2,852,544	$(2,525,793)	(88.5%)
Cost of sales	613,255		4,013,323	(3,400,068)	(84.7%)
Gross margin	(286,504)		(1,160,779)	874,275	75.3%
Operating expenses	2,088,966		1,851,466	237,500	12.8%
Interest income	9,520		6,514	3,006	46.1%
Net loss	(2,365,950)		(3,005,731)	639,781	21.3%
Income tax expense	---		---	---	---
Net loss	$(2,365,950)		$(3,005,731)	$639,781	21.3%
Accretion on redeemable convertible preferred stock and foreign currency adjustments	(69,474)		---	$(69,474)	(100%)
Net loss attributable to common shareholders	$(2,435,424)		$(3,005,731)	$570,307	19.0%

Net loss per common share Basic and diluted	$(.11)	$	( .24)	$0.13	54.2%

Shares used in computing basic and diluted net loss per share (in 000’s)	22,411		12,505	-	79%

RED MILE ENTERTAINMENT, INC.

Summary of Unaudited Statements of Operations
Three Months Ended September 30, 2006 and 2005

	2006	2005		Dollar Increase (Decrease)	Percent Increase (Decrease)
Revenues	$284,903		$2,852,544	$(2,567,641)	(90.0%)
Cost of sales	575,795		2,459,118	(1,883,323)	(76.6%)
Gross margin	(290,892)		393,426	(684,318)	(173.9%)
Operating expenses	1,088,107		1,435,766	(347,659)	(24.2%)
Interest income	3,974		4,561	(587)	(12.9%)
Net loss	(1,375,025)		(1,037,779)	337,246	---
Income tax expense	---		---	---	---
Net loss	$(1,375,025)		$(1,037,779)	$337,246	---
Accretion on redeemable convertible preferred stock and foreign currency adjustments	(38,586)		---	(38,586)	(100%)
Net loss attributable to common shareholders	$(1,413,611)		$(1,037,779)	$375,832	36.2%

Net loss per common share Basic and diluted	$(.06)	$	( .08)	$.02	25.0%

Shares used in computing basic and diluted net loss per share (in 000’s)	25,136		12,505	-	101.0%

Revenues

For the six months ended September 30, 2006, our revenue was derived from five products: Crusty Demons, GripShift, Disney's Aladdin Chess Adventures, El Matador, and Dual Sudoku. Crusty Demons, GripShift, and Disney’s Aladdin Chess Adventures were developed by third parties under our supervision and licensed to three other video game co-publishers. GripShift is near the end of its life and we expect minimal future revenue from it. Crusty Demons, which we do not expect to be material to our operations, is expected to ship in Europe in our third fiscal quarter. Disney's Aladdin Chess Adventures is near the end of its life and we expect minimal revenue from it. El Matador and Dual Sudoku are personal computer games developed by third parties that are being published directly by us. Substantially all of our revenue during the three months ended September 30, 2006 came from these two products, which were both released during the three months ended September 30, 2006.

RED MILE ENTERTAINMENT, INC.

We have several games under development which we anticipate will be ready for shipment in the second half of fiscal 2007. These include the PC game Timothy and Titus, a set of game player’s tools for the PC based Microsoft Flight Simulator called Aircraft Power Pack for Microsoft Flight Simulator X, as well as one DVD game, Who Rules? Almighty Edition. We anticipate that we will ship all of these games during the third quarter of fiscal 2007. Other games under development which we expect to ship later this fiscal year are Jackass: the Game (for console and handheld platforms), and Lucinda Green’s Equestrian Challenge (console and PC). We expect to ship Heroes of the Pacific (handheld platform) during fiscal 2008. We are also developing a sequel to Heroes of the Pacific that is set in the European theatre (next generation console and PC) that we expect to ship in fiscal 2009.

During the first three of the six months ended September 30, 2005, we had not completed or shipped any product, hence we had no revenue. During the three months ended September 30, 2005 we received royalties on shipments of both Heroes of the Pacific and GripShift as co-publishers. Most of our revenue in the three months ended September 30, 2005 was derived from royalties on Heroes of the Pacific.

With the funding that we have raised during October of 2006, we expect to self-publish some of our video games under development for release in North America later this fiscal year. Video games are significantly more capital intensive to self-publish due to the high cost of goods, which includes the hardware manufacturer royalties and the extensive marketing which is necessary to generate high consumer awareness. Due to these costs, we could continue to license the publishing rights to co-publishing partners. Self publishing in North America would enable us to retain a greater portion of the wholesale revenue from these games. We would also take responsibility for consumer and trade advertising for these games under a self publishing model. We plan to continue using third party co-publishers in Europe and Asia.

Cost of sales

Cost of sales for the six months ended September 30, 2006 consists of the amortization of prepaid royalties paid to our third party developers and amortization of development costs for Crusty Demons, Dual Sudoku, and El Matador. Also included are actual manufacturing costs for Dual Sudoku and El Matador. Also included in cost of sales for the six months ended September 30, 2006 is a $437,027 charge for the impairment of several games for which we now do not project we will be able to realize the carrying value. Of this, $37,575 was recorded during the first quarter of fiscal 2007, and $399,452 was recorded in the second quarter of fiscal 2007.

The $4.0 million cost of sales recorded in the six months ended September 30, 2005 includes a $1.6 million charge for the cancellation of development of a game (Jackass), and a charge for the development costs incurred through the date of cancellation. The Company acquired this game already in development but decided to cancel the contract and restart the development with a new developer. In the six months ended September 30, 2005 we expensed the entire cost of development of GripShift when the product was completed and accepted under its development contract with our co-publisher. The cost of sales during the three months ended September 30, 2005 is primarily the amortization of development costs for Heroes of the Pacific and GripShift.

RED MILE ENTERTAINMENT, INC.

Operating Expense

Operating expenses for the six months and three months ended September 30, 2006 and September 30, 2005 were as follows:
	Six months ended September 30,
	2006	Percent of Total	2005	Percent of total	Dollar increase	Percent increase
Research and development costs	$190,820	9.2%	$95,906	5.2%	$94,914	99.0%
General and administrative costs	1,318,661	63.1%	455,067	24.6%	863,594	189.8%
Marketing and business development costs	579,485	27.7%	300,493	16.2%	278,992	92.8%
Debt conversion inducement costs	-	-	1,000,000	54.0%	(1,000,000)	-
Total operating expenses	$2,088,966	100.0%	$1,851,466	100.0%	$237,500	12.8%

	Three months ended September 30,
	2006	Percent of Total	2005	Percent of total	Dollar increase	Percent increase
Research and development costs	$104,990	9.7%	$52,595	3.7%	$52,395	99.6%
General and administrative costs	635,576	58.4%	250,965	17.5%	384,611	153.3%
Marketing and business development costs	347,541	31.9%	132,206	9.2%	215,335	162.9%
Debt conversion inducement costs	-	-	1,000,000	69.6%	(1,000,000)	(100%)
Total operating expenses	$1,088,107	100.0%	$1,435,766	100.0%	$(347,659)	(24.2%)

For the six months ended September 30, 2006, our total operating expenses increased by 12.8% over the six month ended September 30, 2005. This increase was the result of the increased number of products in development and the growth in headcount across the Company. During the first quarter of fiscal 2006, the Company was developing products for future sale. During the second quarter of fiscal 2006, Heroes of the Pacific and GripShift started to ship to customers from our licensed co-publishers.

In the three months ended September 30, 2005, development costs decreased significantly because of the completion of GripShift and Heroes of the Pacific. A charge of $1,000,000 was taken in the second quarter of the fiscal year 2006 for costs to induce the conversion of certain debts. In the first quarter of fiscal 2006, we were continuing development of two games (GripShift and Heroes of the Pacific) and stopped development of one other game (Jackass) which we restarted with a new developer. In addition, we also moved the management and supervision of our games being developed from third party contractors to our own internal development staff.

RED MILE ENTERTAINMENT, INC.

Research and development

Our research and development expenses consist of the costs incurred in our internal development group for supervising development taking place at third party developers. All actual game development is performed by third party developers under fixed fee, fee for service, and royalty based contracts. These external costs are capitalized and expensed using the greater of the ratio of total current unit shipments to the total projected unit shipments or straight-line over the estimated life of the game.

During the first six months of fiscal 2006, we were building our development team (our staff increased from one to two people). 89% of our costs were salaries and benefits for these two people. These employees were principally involved in managing and supervising the three outside developers and evaluating new product concepts.

In the three months ended September 30, 2006, our internal development costs increased 99.6% over those incurred during the three months ended September 30, 2005. This increase was the result of having three versus two production employees on staff for the full quarter, salary increases, and extensive travel managing our external developers. Salaries and benefits accounted for 89.6% of research and development costs in this quarter. Our key video games in development slated for completion later this fiscal year are being developed in New Zealand and Australia. Our internal team has spent extensive time in both locations providing hands-on management and oversight of the development process. Travel accounted for virtually all the remaining development costs.

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

One multi-platform product, Crusty Demons, was completed during the first quarter of fiscal year 2007. The North American Xbox version shipped in late June by our co-publisher, Evolved Games. We expect the European version should ship in our third quarter of fiscal 2007. Games under development include: Lucinda Green’s Equestrian Challenge, which has received concept approval from the platform licensor. We expect the game to be ready for worldwide release in the third fiscal quarter of 2007 for console and PC. Jackass: the Video Game, currently under development has received initial stage concept approval from the platform licensor on the handheld platform. We expect it to be available for shipment worldwide in the fourth fiscal quarter of 2007 on console and handheld platforms. Our intention is to directly publish this game in the United States, and co-publish this game outside of the United States. A handheld version of our Heroes of the Pacific game is currently in progress and awaiting concept approval from the platform licensor. We expect it will be ready for release in the first fiscal quarter of 2008. In August of 2006, we also began the production stage of a sequel of Heroes of the Pacific set in the European theatre on the next generation console and PC. It is targeted for shipment in fiscal 2009. This game in August of 2006 moved from the pre-production phase to the production phase.

RED MILE ENTERTAINMENT, INC.

2WG has completed Dual Sudoku (Formerly Super Sudoku), El Matador, and Timothy and Titus. All three are PC games and do not require approvals from third parties before shipping and they have been rated by the ESRB (a requirement before a game can be shipped). 2WG is self-publishing these games in North America. El Matador and Dual Sudoku shipped in our second quarter of fiscal 2007, and Timothy and Titus is expected ship in the third quarter of 2007. In addition, 2WG has one DVD game that has completed development, Who Rules? Almighty Edition. We have impaired the development costs of two other DVD games this quarter. There are no third party approvals required before a DVD game is shipped. We anticipate that this game will also ship in the second half of fiscal 2007. In addition, a set of game player’s tools for the PC based Microsoft Flight Simulator called Aircraft Power Pack for Microsoft Flight Simulator X is expected to ship in the third quarter of fiscal 2007.

The funds required to develop a new game depend on several factors including; the target release platform, the scope and genre of the game design, the cost of any underlying intellectual property licenses, the length of the development schedule, size of the development team, the complexity of the game, the skill and experience of the development team, the location of the development studio, and any specialized software or hardware necessary to develop a game.

General and administrative costs

General and administrative (G&A) costs are comprised primarily of employee salaries and benefits, professional fees (legal, accounting, investor relations and consulting), facilities expenses, and insurance costs.

Total G&A costs increased from $455,067 in the six months ended September 30, 2005 to $1,318,661 in the six months ended September 30, 2006, an increase of 190%. Salaries and related costs increased 133%. 49% of this increase was the result of 2WG administrative salaries (2WG was acquired in our fourth quarter of fiscal 2006), with the remaining increase due to an additional person in G&A at Red Mile. This additional person was necessitated by the merger with Edmonds 1 and related public filings now required. Other significant increases from our first six months of fiscal 2006 were experienced in legal fees (increased 99% or $65,986) and accounting costs (increased 348% or $79,917), both related to becoming a publicly reporting company. Consulting costs increased 942% or $123,575 as a result of using an investor relations person ($74,354) to interact with investors, and expensing stock options ($62,522) given to a consultant. Office expenses increased 226% or $253,316 with the addition of 2WG’s offices in Texas, and substantial office costs including printing costs relating to our public filings. Insurance costs increased 70% with the addition of directors and officers insurance.

For the 3 months ended September 30, 2006, G&A costs increased to $635,576 from $250,965 in the same period in fiscal 2005. Salaries and related costs increased 115%, comprising 32% of the total increase in G&A. 18% of the total G&A increase was the result of $68,617 of 2WG administrative salaries (2WG was acquired in our fourth quarter of fiscal 2006), with the remaining increase due to an additional person in G&A at Red Mile. Included in the 3 months ended September 30, 2006 was $84,011 of bad debt expense, compared to no expense in the 3 months ended September 30, 2005. This accounts for 22% of the total increase in G&A. Accounting costs increased by 200% or $32,644, which is directly related to becoming a publicly reporting company with increased reporting requirements. Legal costs decreased by $2,505 or 6.1% from the prior period.

As compared to our first six months of fiscal 2007, the Company expects that G&A costs will increase moderately throughout the remainder of fiscal 2007 as the Company expands the scope of its operations and incurs all the costs associated with being a publicly registered company.

RED MILE ENTERTAINMENT, INC.

Marketing and business development costs

Marketing and business development costs consist primarily of employee salaries and benefits, consulting costs, public relations costs, marketing research, web site costs, and sales support materials costs.

Total marketing and business development expenses increased 93% from $300,493 in the six months ended September 30, 2005 to $579,485 in the six months ended September 30, 2006. The majority of the increase was in costs incurred at 2WG, which were not included in the first six months of fiscal 2006. The costs incurred at 2WG were $190,320 in the six months ended September 30, 2006. In our first quarter of fiscal 2006, we were principally in a planning mode as we were still two quarters from shipping our initial products, then in the second quarter of fiscal 2006 costs were incurred to market GripShift and Heroes of the Pacific.

In the three months ended September 30, 2006, we launched Dual Sudoku, and El Matador, and were preparing to release Timothy and Titus and Lucinda Green’s Equestrian Challenge. We performed $12,370 of public relations functions in the first six months of fiscal 2006, most of this related to Heroes of the Pacific. In the six months ended September 30, 2006 we also have started grass roots marketing for our Jackass game as we began to build initial awareness of the game. We expect that marketing expenses will increase substantially throughout the remainder of fiscal 2007 as we self publish and market some of our new games.

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

RED MILE ENTERTAINMENT, INC.

Revenue recognition

Red Mile’s revenue recognition policies are in accordance with the American Institute Of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2 “Software Revenue Recognition” as amended by SOP 98-9 ”Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” and SOP 81-1 “Accounting for Performance of Construction Type and Certain Production-Type Contracts”, and Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements”, as revised by SAB No. 104, “Revenue Recognition”. We evaluate revenue recognition using the following basic criteria and recognize revenue when all four criteria are met:

•	Evidence of an arrangement: Evidence of an arrangement with the customer that reflects the terms and conditions to deliver products must be present in order to recognize revenue.
•
Delivery: Delivery is considered to occur when the products are shipped and the risk of loss and reward has been transferred to the customer. At times for us, this means when the product has shipped from the distributor that we sold to, to the retailer.

•	Fixed or determinable fee: If a portion of the arrangement fee is not fixed or determinable, we recognize that amount as revenue when the amount becomes fixed or determinable.
•
Collection is deemed probable: We conduct a credit review of each customer involved in a significant transaction to determine the creditworthiness of the customer. Collection is deemed probable if we expect the customer to be able to pay amounts under the arrangement as those amounts become due. If we determine that collection is not probable, we recognize revenue when collection becomes probable (generally upon cash collection).

Product revenue, including sales to distributors, is recognized when the above criteria are met. We reduce product revenue for estimated future returns and price protection, which may occur with our distributors. In the future, we may decide to give price protection for either our PC or video game system products. When evaluating the adequacy of sales returns and price protection allowances, we analyze our historical returns, current sell-through of distributor and retailer inventory, historical returns on similar products, current trends in the video game market and the overall economy, changes in customer demand and acceptance of our products, and other factors.

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

RED MILE ENTERTAINMENT, INC.

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

The Company maintains controls and procedures designed to ensure that information required to be disclosed in this report is recorded, processed, accumulated and communicated to management, including the Chief Executive Officer, the Chief Financial Officer, to allow timely decisions regarding the required disclosure.

As of September 30, 2006, the management, with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of these disclosure controls and procedures. The Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective as of September 30, 2006.

Changes in internal controls.

The Company has made no changes in its internal controls or in other factors that could significantly affect these controls, nor did it take any corrective action, as the evaluation revealed no significant deficiencies or material weaknesses, in the quarter ended September 30, 2006.

RED MILE ENTERTAINMENT, INC.

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

During our initial fiscal period (December 21, 2004 through March 31, 2005), for the year ended March 31, 2006, and for the six months ended September 30, 2006 we incurred net losses of approximately $4,329,618, $4,849,678, and $2,365,950, respectively. Our ability to generate revenues and to become profitable depends on many factors, including the market acceptance of our products and services, our ability to control costs and our ability to implement our business strategy. There can be no assurance that we will become or remain profitable.

If we are unable to raise additional financing, we will be unable to fund our planned expansion.

We have not yet achieved profitability and there can be no assurance that we will become profitable. We have never achieved positive cash flow from operations and there can be no assurance that we will do so in the future. We need additional financing to fund our planned expansion and the losses we anticipate incurring over the next several quarters. Our current cash on hand with our expected cash flows from operating activities will enable us to continue operating through the end of our fourth fiscal quarter. We anticipate needing an additional $10,000,000 to finance our planned expansion within the next 12 months.

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

RED MILE ENTERTAINMENT, INC.

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

The lifespan of any of our games is relatively short, in many cases less than one year. It is therefore important for us to be able to continually develop games that are popular with the consumers. To date, we have sold six games, two of which began in September 2005. A third product, which is not material to our operations, started shipping in our fourth quarter of fiscal 2006. A fourth product started shipping in June 2006. The fifth and sixth products began shipping in September 2006. We are currently involved in the development of four games. If we are unable to continually identify, develop and publish games that are popular with the consumers on a regular basis, our business will suffer. Our business will also suffer if we do not receive additional financing to be used for research and development of new games.

We currently have six shipping products: (i) Heroes of the Pacific for the PS2 and PC platforms which first began shipping in September, 2005; (ii) GripShift for the PSP platform which first began shipping in September 2005; (iii) Disney’s Aladdin Chess Adventures for the PC which first began shipping in February 2006; (iv) Crusty Demons for the Xbox platform which first began shipping in June 2006; (v) Dual Sudoku for the PC which first began shipping in September of 2006; and (vi) El Matador for the PC which first began shipping in September of 2006. We are currently involved in the development of four games: (i) Jackass for the console and handheld platforms; (ii) Lucinda Green’s Equestrian Challenge for the console and PC; (iii) Heroes of the Pacific for the handheld platform; and (iv) a sequel to Heroes of the Pacific based in the European theatre for the next-generation console and PC.

2WG has completed the development of the PC games Timothy and Titus, and the Aircraft Power Pack for Microsoft Flight Simulator X, which are expected to ship in November of 2006. 2WG has also completed the development of a DVD game Who Rules? Almighty Edition, which is expected to ship in our third fiscal quarter of 2007.

RED MILE ENTERTAINMENT, INC.

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

RED MILE ENTERTAINMENT, INC.

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

Our ability to compete and operate successfully depends in part on our acquiring and controlling proprietary intellectual property. Our games embody trademarks, trade names, logos, or copyrights licensed from third parties. An example is MTV’s Jackass trademark utilizes rights licensed from MTV. If we cannot maintain the licenses that we currently have, or obtain additional licenses for the games that we plan to publish, we will produce fewer games and our business will suffer. Furthermore, some of our competitors have significantly greater resources than we do, and are therefore better positioned to secure intellectual property licenses. We cannot assure you that our licenses will be extended on reasonable terms or at all, or that we will be successful in acquiring or renewing licenses to property rights with significant commercial value.

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

RED MILE ENTERTAINMENT, INC.

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

As of September 30, 2006, we had two customers who accounted for 67.1% (GameStop) 31.9% (Codemasters) of our accounts receivable and two customers who accounted for 25.7% (Evolved Games), 84.7% (Codemasters) and of revenue during the first six months of fiscal 2007. As of March 31, 2006, we had two customers who accounted for 80.7% (Codemasters) and 18.5% (Sony On-Line Entertainment) of our accounts receivable and three customers who accounted for 44.4% (Ubisoft) , 28.6% (Codemasters) and 26.5% (Sony On-Line Entertainment) of revenue. If any of these customers were to decrease their purchase volume or discontinue their relationship with us, our revenue would decrease significantly unless we were able to find new customers to replace the lost volume. There can be no assurance that such new customers could be found, or if found, that they would purchase the same quantity as the current customers.

RED MILE ENTERTAINMENT, INC.

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

Effect of Recent Accounting Pronouncements

In July, 2006 the FASB issued Financial Interpretation Number 48, Accounting for Uncertainty in Income In June 2006, the FASB ratified the consensus reached on Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)”. The scope of EITF Issue No. 06-3 includes any transaction-based tax assessed by a governmental authority that is imposed concurrent with or subsequent to a revenue-producing transaction between a seller and a customer. The scope does not include taxes that are based on gross receipts or total revenues imposed during the inventory procurement process. Gross versus net income statement classification of that tax is an accounting policy decision and a voluntary change would be considered a change in accounting policy requiring the application of SFAS No. 154, “ Accounting Changes and Error Corrections”. The following disclosures will be required for taxes within the scope of this issue that are significant in amount: (1) the accounting policy elected for these taxes and (2) the amounts of the taxes reflected gross (as revenue) in the income statement on an interim and annual basis for all periods presented. The EITF Issue No. 06-3 ratified consensus is effective for interim and annual periods beginning after December 15, 2006. We do not expect the adoption of EITF Issue No. 06-3 to have a material impact on our Condensed Consolidated Financial Statements.

RED MILE ENTERTAINMENT, INC.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109”. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “ Accounting for Income Taxes”. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under FIN No. 48, the evaluation of a tax position is a two-step process. The first step is a recognition process where we are required to determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, it is presumed that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is a measurement process whereby a tax position that meets the more-likely-than-not recognition threshold is calculated to determine the amount of benefit to recognize in the financial statements. FIN No. 48 also requires new tabular reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of the reporting period. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. As such, we are required to adopt it in our first quarter of fiscal year 2008. Any changes to our income taxes due to the adoption of FIN No. 48 are treated as the cumulative effect of a change in accounting principle. We do not expect the adoption of FIN No. 48 to have a material impact on our Consolidated Financial Statements.

In September 2006, the SEC issued SAB No. 108, “Financial Statements — Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB No. 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. The impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, must be quantified on the current year financial statements. When a current year misstatement has been quantified, SAB No. 99, “ Financial Statements Materiality” should be applied to determine whether the misstatement is material and should result in an adjustment to the financial statements. SAB No. 108 also discusses the implications of misstatements uncovered upon the application of SAB No. 108 in situations when a registrant has historically been using either the iron curtain approach or the rollover approach as described in the SAB. Registrants electing not to restate prior periods should reflect the effects of initially applying the guidance in Topic 1N in their annual financial statements covering the first fiscal year ending after November 15, 2006. We are evaluating what impact the adoption of SAB No. 108 will have on our Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Fair value measurements would be separately disclosed by level within the fair value hierarchy. The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect the adoption of SFAS No. 157 to have a material impact on our Consolidated Financial Statements.

RED MILE ENTERTAINMENT, INC.

ITEM 6. EXHIBITS

Exhibits:

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

RED MILE ENTERTAINMENT, INC.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RED MILE ENTERTAINMENT, INC.
(Registrant)
Date: November 13, 2006	By: /s/ Chester Aldridge
Chester Aldridge
Chief Executive Officer
(Principal Executive Officer)
Date: November 13, 2006	By: /s/ Ben Zadik
Ben Zadik
Chief Financial Officer
(Principal Financial Officer)