Form 10QSB
period 2006-12-31
Red Mile Entertainment Inc
filed 2007-02-14
CIK 1309053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

-----------------------------------------
FORM 10-QSB
-----------------------------------------

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED December 31, 2006

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

Number of shares of the registrant's common stock outstanding as of February 8, 2007 is: 9,661,740.

Part I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

RED MILE ENTERTAINMENT, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
	December 31, 2006	March 31, 2006, (1)
ASSETS

Cash in bank	$4,172,490	$769,926
Marketable securities	—	10,313
Accounts receivable, net of reserves of $115,331 and $0	399,422	355,861
Current portion of issuance costs on senior secured convertible debentures	305,226	—
Prepaid expenses	32,742	22,883
Inventory, net of reserves of $140,540 and $0	49,159	—
Software development costs and advanced royalties	6,221,297	3,280,769
Total current assets	11,180,336	4,439,752
Long term portion of issuance costs on senior secured convertible debentures, net	237,658	—
Property and equipment, net	279,910	101,588
Other assets	249,521	205,000
Total assets	$11,947,425	$4,746,340

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$662,936	$472,880
Accrued liabilities	563,919	531,645
Deferred revenue	—	27,500
Total current liabilities	1,226,855	1,032,025
Commitments (see note 4)
Senior secured convertible debentures	8,244,000	—
Total Liabilities	9,470,855	1,032,025
Redeemable, convertible preferred stock, no par value, authorized 20,000,000 shares; issued and outstanding 0 and 12,075,860, respectively; the aggregate redemption value and liquidity preference $0 and $12,419,127, respectively	—	12,077,075
Warrants on redeemable, convertible preferred stock	—	342,052
	0	12,419,127
Stockholders’ equity (deficit)
Common stock, $0.0001 par value, authorized 100,000,000 shares; issued and outstanding 9,626,566 and 4,806,957, respectively	963	481
Additional paid in capital	16,364,949	474,003
Accumulated deficit	(13,890,889)	(9,179,296)
Accumulated other comprehensive income	1,547	—
Total stockholders’ equity (deficit)	2,476,570	(8,704,812)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$11,947,425	$4,746,340

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RED MILE ENTERTAINMENT, INC.
Condensed Consolidated Statements of Operations
For the three months ended December 31, 2006 and 2005
(Unaudited)

	Three months ended December 31, 2006	Three months ended December 31, 2005

Revenues	$502,503	$582,225
Cost of sales	1,322,570	641,942

Gross margin	(820,067)	(59,717)

Operating expenses
Research and development costs	143,551	90,578
General and administrative costs	785,961	437,133
Sales, marketing, and business development costs	496,694	171,240
Public shell acquisition costs	—	467,530

Total operating expenses	1,426,206	1,166,481

Interest income (expense), net	(46,771)	361
Amortization of senior secured convertible debentures issuance costs	(52,599)	—
Loss before income tax expense	(2,345,643)	(1,225,837)
Income tax expense	—	—

Net loss	(2,345,643)	(1,225,837)

Accretion of redeemable, convertible preferred stock	(31,726)	—

Net loss attributable to common shareholders	$(2,377,369)	$(1,225,837)

Net loss per share:
Net loss per common share, basic and diluted	$(0.27)	$(0.27)
Shares used in computing basic and diluted loss per share	8,729,297	4,510,867

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RED MILE ENTERTAINMENT, INC.
Condensed Consolidated Statements of Operations
For the nine months ended December 31, 2006 and 2005
(Unaudited)

	Nine months ended December 31, 2006	Nine months ended December 31, 2005, (1)

Revenues	$829,253	$3,454,769
Cost of sales	1,935,825	4,655,265

Gross margin	(1,106,572)	(1,200,496)

Operating expenses
Research and development costs	334,371	184,743
General and administrative costs	2,104,621	982,555
Sales, marketing and business development costs	1,076,179	479,025
Debt conversion inducement costs	—	1,000,000
Public shell acquisition costs	—	467,530

Total operating expenses	3,515,171	3,113,853

Interest income (expense), net	(37,251)	6,883
Amortization of senior secured convertible debentures issuance costs	(52,599)	—
Loss before income tax expense	(4,711,593)	(4,307,466)
Income tax expense	—	—

Net loss	(4,711,593)	(4,307,466)

Accretion of redeemable, convertible preferred stock	(101,200)	—

Net loss attributable to common shareholders	$(4,812,793)	$(4,307,466)

Net loss per share:
Net loss per common share, basic and diluted	$(0.60)	$(1.00)
Shares used in computing basic and diluted loss per share	8,058,190	4,298,291

(1)   Derived from the Company’s audited consolidated financial statements as of December 31, 2005.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RED MILE ENTERTAINMENT, INC.
Condensed Consolidated Statements Of Cash Flows
For the Nine months ended December 31, 2006 and 2005
(Unaudited)
	Nine months ended December 31,
	2006	2005, (1)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,711,593)	$(4,307,466)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	84,512	43,860
Amortization of software development costs	252,263	2,515,495
Amortization of senior secured convertible debenture issuance costs	52,599	—
Debt conversion inducement costs	—	1,000,000
Impairment of software development and licensing costs	1,268,031	1,554,205
Public shell acquisition cost	—	467,530
Stock based compensation	243,009	—
Allowance for doubtful accounts and price protection reserves	115,331	—
Inventory reserve for shrinkage and obsolescence	140,540	—
Changes in current assets and liabilities
Accounts receivable	(158,892)	122,722
Prepaid expenses	(9,859)	(5,616)
Licenses	—	322,205
Inventory	(189,699)	—
Software development costs	(4,570,822)	(4,942,989)
Other assets	(44,521)	(195,000)
Accounts payable	190,056	(26,193)
Accrued liabilities	32,274	526,265
Deferred revenue	(27,500)	250,008

Net cash used in operating activities	(7,334,271)	(2,674,974)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of marketable securities	—	(616,876)
Sales of marketable securities	10,313	850,000
Acquisition of property and equipment	(262,834)	(21,513)
Amount paid related to public shell acquisition	—	(130,000)

Net cash provided by (used in) investing activities	(252,521)	81,611

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercises of warrants	859,916	—
Proceeds from issuances of preferred stock	2,645,000	1,871,250
Proceeds from issuances of convertible debt	—	1,000,000
Proceeds from issuance of senior secured convertible debentures	8,244,000	—
Costs from issuance of common and preferred stock	—	(19,754)
Costs from issuance of senior secured convertible debentures	(595,483)	—
Cost of redeemable preferred stock issuances	(165,624)	—

Net cash provided by financing activities	10,987,809	2,851,496

(1) Derived from the Company’s audited consolidated financial statements as of December 31, 2005.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RED MILE ENTERTAINMENT, INC.
Condensed Consolidated Statements Of Cash Flows (Continued)
For the Nine months ended December 31, 2006 and 2005
(Unaudited)

	Nine Months Ended December 31,
	2006	2005, (1)
Effect of foreign currency adjustments	1,547	—

NET INCREASE IN CASH	3,402,564	258,133

CASH, beginning of period	769,926	302,280

CASH, end of period	$4,172,490	$560,413

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING TRANSACTIONS
Accretion of redeemable convertible preferred stock and foreign currency adjustment	$101,200	$—
Relative fair value of warrants issued for preferred stock	423,788	—
Conversion of Series A Redeemable Convertible Preferred Stock, net of offering costs	10,344,446	—
Shares issued - acquisition of Fluent assets	—	9,505
Debt acquired - acquisition of assets	—	1,852,083
Conversion of Series B and C Redeemable Convertible Preferred Stock, net of offering costs	4,655,257	—
Cancellation of common stock	(110,000)	—

(1) Derived from the Company’s audited consolidated financial statements as of December 31, 2005.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

RED MILE ENTERTAINMENT, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business— Red Mile Entertainment, Inc. (“Red Mile” or “the Company”) was incorporated in Delaware in August of 2004. The Company is a developer and publisher of interactive entertainment software across multiple hardware platforms, with a focus on creating or licensing intellectual properties. The Company is currently developing products in the action/adventure game categories. The Company sells its games directly to distributors and retailers in North America. In Europe, the Company licenses its games with major international game distributors in exchange for payment to the Company of either development fees or guaranteed minimum royalties. The guaranteed minimum royalties are recoupable by the partner against royalties computed under the various agreements. Once the partner recoups the guaranteed minimum royalties, the Company is entitled to additional royalties as computed under the agreements. The Company operates in one business segment, interactive software publishing. During the period ended March 31, 2005, the Company was a development stage company. The losses and accumulated deficit of $4,329,618 incurred through March 31, 2005, represent the losses accumulated during the development stage.

Going Concern— These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses since inception of $13,890,889 at December 31, 2006, and has incurred negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

The Company has a strategic financing plan that it believes to be viable and will contribute to meeting the Company’s cash flow requirements. Management believes that this plan is reasonably capable of removing the threat to continuation of the business during the 12 month period following the most recent balance sheet presented in this quarterly report on Form 10-QSB.

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

The March 31, 2006 year-end condensed consolidated balance sheet data, and the December 31, 2005 condensed consolidated balance sheet, the condensed consolidated statements of operations for the nine months ended December 31, 2005, and the condensed consolidated statement of cash flows for the nine months ended December 31, 2005 were derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America.

On January 30, 2007 the company amended its Certificate of Incorporation to affect a 1 for 3 reverse stock split of the company’s common stock. The condensed consolidated financial statements for the current and prior periods have been adjusted to reflect the change in the number of shares.

Principals of Consolidation— The consolidated financial statements of Red Mile Entertainment Inc. include the accounts of the Company, and its wholly owned subsidiaries 2WG Media, Inc. and Red Mile Australia Pty Ltd. All intercompany accounts and transactions have been eliminated in consolidation.

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

Revenue Recognition — The Company’s revenue recognition policies are in accordance with the American Institute Of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2 “Software Revenue Recognition” as amended by SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” and SOP 81-1 “Accounting for Performance of Construction Type and Certain Production-Type Contracts”, and Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements”, as revised by SAB No. 104, “Revenue Recognition”. We evaluate revenue recognition using the following basic criteria and recognize revenue when all four criteria are met:

(i) Evidence of an arrangement: Evidence of an arrangement with the customer that reflects the terms and conditions to deliver products must be present in order to recognize revenue.

(ii) Delivery: Delivery is considered to occur when the products are shipped and the risk of loss and reward has been transferred to the customer. At times for us, this means when the product has shipped to the retailer from the distributor that we sold to.

(iii) Fixed or determinable fee: If a portion of the arrangement fee is not fixed or determinable, we recognize that amount as revenue when the amount becomes fixed or determinable.

(iv) Collection is deemed probable: We conduct a credit review of each customer involved in a significant transaction to determine the creditworthiness of the customer. Collection is deemed probable if we expect the customer to be able to pay amounts under the arrangement as those amounts become due. If we determine that collection is not probable, we recognize revenue when collection becomes probable (generally upon cash collection).

Product revenue, including sales to distributors, retailers, and co-publishers is recognized when the above criteria are met. We reduce product revenue for estimated future returns and price protection, which may occur with our distributors, retailers, and co-publishers. In the future, we may decide to issue price protection credits for either our PC or console products. When evaluating the adequacy of sales returns and price protection allowances, we analyze our historical returns, current sell-through of distributor and retailer inventory, historical returns on similar products, current trends in the video game market and the overall economy, changes in customer demand and acceptance of our products, and other factors.

Red Mile may receive minimum guaranteed royalties or development advances from its co-publisher(s) or distributor(s) prior to and upon final delivery and acceptance of a completed game. Under these agreements, such payments do not become non-refundable until such time as the game is completed and accepted by the co-publisher(s) or distributor(s). Pursuant to SOP 81-1, the completed contract method of accounting is used and these cash receipts are credited to deferred revenue when received.

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

RED MILE ENTERTAINMENT, INC.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

In cases where the contract with a co-publisher(s) is a development contract, revenue is recognized once the product is completed and accepted by the co-publisher(s). This acceptance by the co-publisher(s) is typically concurrent with approval from the third party hardware manufacturer for those products where approval is required from the third party hardware manufacturer.

Determining when and the amount of revenue to be recognized often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue we report. For example, in recognizing revenue, we must make assumptions as to the total number of units a product will sell through to the consumer, the average selling price of these units, potential returns and potential price protection of the product which could result in credits to distributors and retailers for their unsold inventory. Changes in any of these assumptions or judgments could cause a material increase or decrease in the amount of net revenue we report in a particular period.

Reclassification

Certain prior period items have been reclassified to conform to the current period’s presentation. These items include the reclassification of amounts from Common Stock to Additional Paid in Capital for the one for three reverse stock split which went into effect on February 8, 2007. These reclassifications had no impact on consolidated net income or total stockholders’ equity as previously reported.

Stock-Based Compensation Plans— On April 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) 123(R),“Share-Based Payment” (the “Statement or “SFAS 123(R)”), requiring us to recognize expense related to the fair value of our stock-based compensation awards. Prior to April 1, 2006, the Company used the minimum value method in estimating the value of employee option grants as allowed by SFAS 123, amended by SFAS 148 “Accounting for stock based compensation - transition and disclosure”. Accordingly, we have elected to use the prospective transition method as permitted by SFAS 123(R) and therefore have not restated our financial results for prior periods. Under this transition method, stock-based compensation expense for the nine months ended December 31, 2006 includes compensation expense for all stock option awards granted subsequent to April 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). We recognize compensation expense for stock option awards on a straight-line basis over the requisite service period of the award.

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

The fair value of employee options granted in the nine and three month periods ended December 31, 2006 has been estimated at the date of grant using the fair value method with the following weighted average assumptions:

	Nine Months Ended December 31, 2006	Three Months Ended December 31, 2006
Expected life (in years)	4.2	4.2
Risk free rate of return	5.13%	5.13%
Volatility	50-70%	70%
Dividend yield	—	—
Forfeiture rate	9%	9%

RED MILE ENTERTAINMENT, INC.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

The following table sets forth the total stock-based compensation expense for the nine and three months ended December 31, 2006, resulting from options awarded to employees and consultants during the nine and three months ended December 31, 2006. All Research and development costs, and Sales, marketing, and business development costs in this table are related to employees. General and administrative costs are broken out between those related to consultants and those related to employees.

	Nine Months Ended December 31, 2006	Three Months Ended December 31, 2006
Research and development costs	$14,332	$6,948
Sales, marketing, and business development costs	28,624	18,067
General and administrative costs--consultants	192,655	130,133
General and administrative costs--employees	7,398	7,398
Stock-based compensation before income taxes	243,009	162,546
Income tax benefit	-	-
Total stock-based employee compensation expense after income taxes	$243,009	$162,546

The following table sets forth the total stock-based compensation expense for the nine and three months ended December 31, 2006, resulting from options awarded to both employees and consultants during the nine and three months ended December 31, 2006.

	Nine Months Ended December 31, 2006	Three Months Ended December 31, 2006
Stock-based employee compensation expense before income taxes	$50,354	$32,413
Stock-based consultant compensation expense before income taxes	192,655	130,133
Stock-based compensation before income taxes	243,009	162,546
Income tax benefit	-	-
Total stock-based employee compensation expense after income taxes	$243,009	$162,546

During the nine and three months ended December 31, 2006, 98,333 and 68,333, respectively, common stock options were granted to non-employees. In the case where shares have been granted to third parties, the fair value of such shares is recognized as an expense in the period issued. Using the Black-Scholes option pricing model, the fair value of such options issued for the nine and three months ending December 31, 2006 and 2005 was $192,655 and $130,133, and $0 and $0, respectively

Prior to the adoption of SFAS 123(R), we applied SFAS 123, amended by SFAS 148, “Accounting for Stock-Based Compensation, Transition and Disclosure” (“SFAS 148”), which allowed companies to apply the existing accounting rules under Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees,” (APB 25) and related Interpretations. In general, as the exercise price of options granted under these plans was equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation cost was recognized in our statements of operations for periods prior to the adoption of SFAS 123(R). As required by SFAS 148 prior to the adoption of SFAS 123(R), we disclosed reported net loss which included stock-based compensation expense of $0, calculated in accordance with APB 25, and then pro forma net loss as if the fair-value-based compensation expense calculated in accordance with SFAS 123 using the minimum value method had been recorded in the financial statements.

RED MILE ENTERTAINMENT, INC.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

The following table illustrates the effect on net loss after tax, and net loss per common share, as if we had applied the fair value recognition provisions of SFAS 123(R) to employee stock-based compensation during the nine and three months ended December 31, 2005:

	Nine Months Ended December 31, 2005	Three Months Ended December 31, 2005
Net loss as reported	$(4,307,466)	$(1,225,837)
Add: total stock-based employee compensation expense included in reported net loss, net of tax benefit of $0 and $0, respectively	-	-
Less: total stock-based employee compensation expense for non-employees determined under the SFAS 123 fair-value method, net of tax benefit of $0 and $0, respectively	-	-
Net loss, pro forma	$(4,307,466)	$(1,225,837)
Basic and diluted net loss per share:
As reported	$(1.00)	$(0.27)
Pro forma	$(1.00)	$(0.27)

 Loss Per Share—We computed basic and diluted loss per share amounts pursuant to SFAS No. 128, “Earnings per Share.” Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon on exercise of stock options and warrants, the conversion of senior secured convertible debentures, and the conversion of preferred stock (using the treasury stock method). Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive.

The following table summarizes the weighted average shares outstanding for the nine months ending December 31, 2006 and 2005.

	Nine Months Ended December 31, 2006	Nine Months Ended December 31, 2005
Basic weighted average shares outstanding	8,058,190	4,298,291
Total stock options outstanding	1,210,410	447,659
Less: anti-dilutive stock options due to loss	(1,210,410)	(447,659)
Total redeemable convertible preferred stock outstanding	--	3,452,333
Less: anti-dilutive redeemable convertible preferred stock due to loss	--	(3,452,333)
Total senior secured convertible debentures outstanding	1,570,286	--
Less: senior secured convertible debentures outstanding due to loss	(1,570,286)	--
Total warrants outstanding	3,319,510	2,699,000
Less: anti-dilutive warrants due to loss	(3,319,510)	(2,699,000)
Diluted weighted average shares outstanding	8,058,190	4,298,291

RED MILE ENTERTAINMENT, INC.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

The following table summarizes the weighted average shares outstanding for the three months ending December 31, 2006 and 2005.

	Three Months ending December 31,
	2006	2005
Basic weighted average shares outstanding	8,729,297	4,510,867
Total stock options outstanding	1,210,410	447,659
Less: anti-dilutive stock options due to loss	(1,210,410)	(447,659)
Total redeemable convertible preferred stock outstanding	—	3,452,333
Less: anti-dilutive redeemable convertible preferred stock due to loss	—	(3,452,333)
Total senior secured convertible debentures outstanding	1,570,286
Less: senior secured convertible debentures outstanding due to loss	(1,570,286)	—
Total warrants outstanding	3,319,510	2,699,000
Less: anti-dilutive warrants due to loss	(3,319,510)	(2,699,000)
Diluted weighted average shares outstanding	8,729,297	4,510,867

NOTE 2 — ACCRUED LIABILITIES

	December 31, 2006	March 31, 2006
Accrued professional fees	$101,620	$20,000
Accrued royalties payable	97,086	170,898
Accrued price protection	87,342	—
Accrued bonuses	87,314	169,000
Accrued interest on senior secured convertible debentures	78,137	—
Accrued milestone payments to developers	50,000	50,000
Accrued paid time off	37,267	45,323
Other	25,153	6,424
Accrued liability for purchase of Edmonds 1	—	35,000
Accrued liability to related party for purchase of Edmonds 1	—	35,000
Total	$563,919	$531,645

NOTE 3 — DEFERRED REVENUE

	December 31, 2006	March 31, 2006
Crusty Demons	$—	$15,000
Disney’s Aladdin Chess Adventure	—	12,500
Total	$—	$27,500

RED MILE ENTERTAINMENT, INC.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

NOTE 4 — COMMITMENTS

In the normal course of business, we enter into contractual arrangements with third-parties for the development of products, as well as for the rights to intellectual property. Under these agreements, we commit to provide specified payments to a developer, or intellectual property holder, based upon contractual arrangements. Typically, the payments to third-party developers are conditioned upon the achievement by the developers of contractually specified development milestones. These payments to third-party developers and intellectual property holders may be deemed to be advances and are recoupable against future royalties earned by the developer or intellectual property holder based on the sale of the related game. Assuming all contractual provisions are met, the total future minimum contract commitments for development contracts in place as of December 31, 2006 are approximately $4,490,406. which is scheduled to be paid as follows:

	Year ended March 31,
	2007	$715,365
	2008	2,176,871
	2009	1,598,170
Total		$4,490,406

In addition the company has entered into a small number of operating leases. These lease commitments total less than $100,000 and as such are not listed here as they are not significant.

NOTE 5 — REDEEMABLE CONVERTIBLE PREFERRED STOCK

In the nine months ended December 31, 2006, the Company issued 658,667 investment units consisting of one share of Series B Redeemable Convertible Preferred Stock and a warrant to purchase an additional share of Common Stock with a strike price of $4.50 and an expiration date of May 1, 2008 for $2,470,000. During the first quarter of fiscal 2007, the Company also issued 46,667 investment units consisting of one share of Series C Redeemable Convertible Preferred Stock and a warrant to purchase an additional share of Common Stock with a strike price of $4.50 and an expiration date of May 1, 2008 for $175,000. Using the Black-Scholes option pricing model, the relative fair values of the Preferred Series B warrants and Preferred Series C warrants of $395,748 and $28,040 were allocated to Preferred Series B and Preferred Series C warrants on redeemable convertible preferred stock for the quarter ended June 30, 2006. The Series B and C redeemable convertible preferred stock were being accreted to their redemption values through the redemption date using the effective interest method. Accretion of redeemable convertible preferred stock was $101,200 and $31,726, and $0 and $0 for the nine and three months ending December 31, 2006 and 2005, respectively.

In May 2006, all 3,452,333 shares of Series A Redeemable Convertible Preferred Stock converted into common stock. In December 2006, all 1,278,287 shares of Series B and C Redeemable Convertible Preferred Stock converted into common stock.

The Series B Redeemable Convertible Preferred Stock had a security interest in all the assets of the Company. This security interest terminated upon the Series B Redeemable Convertible Preferred Stock converting to common shares. All shares of preferred stock voted on an “as if converted” basis (that is, one share of preferred equals one share of common) with the common.

The Redeemable Convertible Preferred Stock had a preference such that in the event of any liquidation or winding up of the Company, the holders of the Redeemable Convertible Preferred Stock would be entitled to receive in preference to the holders of the Common Stock an amount equal to an amount of their original purchase price, plus any declared and unpaid dividends. After the payment of the Liquidation Preference to the holders of the Redeemable Convertible Preferred Stock, the remaining assets would be distributed ratably to the holders of Common Stock and the Redeemable Convertible Preferred Stock until the Redeemable Convertible Preferred Stock holders would have received three times their original investment. All remaining assets, if any, would then have been distributed to the holders of Common Stock.

RED MILE ENTERTAINMENT, INC.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

NOTE 6 — STOCK OPTIONS AND STOCK COMPENSATION

On April 8, 2005, the Board of Directors approved the Red Mile Entertainment 2005 Stock Option Plan which permits the Board of Directors to grant to officers, directors, employees and third parties incentive stock options (“ISOs”), non-qualified stock options, restricted stock and stock appreciation rights (“SARs”). Under this plan, options for 1,333,333 shares of common stock are reserved for issuance. Options have been issued with exercise prices of between $0.66 and $3.30 per share.

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at April 1, 2005	-	$-		$-
Granted	940,966	0.75
Exercised	-	-
Forfeited or expired	-	-	-	-
Outstanding at March 31, 2006	940,966	$0.75	-	-
Exercisable at March 31, 2006	177,620	$0.90	-	-
Granted	274,167	2.97
Exercised	-	-
Forfeited or expired	(4,723)	$0.66	-	-
Outstanding at December 31, 2006	1,210,410	$1.24	9.10	$3,034,830
Exercisable at December 31, 2006	351,849	$0.85	8.41	$1,020,368

In the case where shares have been granted to third parties, the fair value of such shares is recognized as an expense in the period issued. Using the Black-Scholes option pricing model, the fair values of such options issued for the nine and three months ending December 31, 2006 and 2005 were $192,655 and $130,133, and $0 and $0, respectively. During the nine months ended December 31, 2006, at the time of grant, the estimated fair values per option were from $1.87 to $1.90. During the three months ended December 31, 2006 at the time of grant, the estimated fair value per option was $1.90.

In the case of shares granted to employees, the fair value of such shares is recognized as an expense over the service period. The fair value of such options issued for the nine and three months ending December 31, 2006 and 2005 was $319,720 and $186,076, and $0 and $0, respectively. Expense recognized for the nine and three months ending December 31, 2006 and 2005 was $50,354 and $32,413, and $0 and $0, respectively. During the nine months ended December 31, 2006 at the time of grant, the estimated fair values per option were from $1.87 to $1.90. During the three months ended December 31, 2006 at the time of grant the estimated fair value per option was $1.90.

RED MILE ENTERTAINMENT, INC.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

NOTE 7 — CONCENTRATIONS

Customer base

Our customer base includes co-publishers, distributors, and retailers of video games in the United States, Europe, and Australia. We review the credit worthiness of our customers on an ongoing basis, and believe that we need an allowance for potential credit losses at December 31, 2006 of $84,011. Also netted against accounts receivable are returns and price protection reserves on existing receivables of $31,320. The receivables recorded from our customers are net of their reserves for uncollectible accounts, returns and price protection reserves from their customers. Account balances are charged off against the allowance when the Company believes it is probable that accounts receivable will not be recovered. As of December 31, 2006, we had two customers who accounted for 48.8% and 25.7% of gross accounts receivable. These customers were Navarre Corporation and GameStop, respectively. Navarre Corporation and Game Stop accounted for 41.6 % and 21.6%, respectively, of revenue during the first nine months of fiscal 2007. As of March 31, 2006, we had two customers who accounted for 79.2% and 16.6% of gross accounts receivable.

Operations by Geographic Area

Our products are sold in North America, Europe, and Australia through third-party licensing arrangements, through distributors, and through retailers. During the nine and three months ended December 31, 2006, we derived substantially all revenue in the United States.

Location of assets

The Company’s tangible assets excluding inventory are located at its corporate offices in Northern California and on loan to a third party developer in Melbourne, Australia. Inventory is located at several third party warehouse facilities, primarily in Minnesota.

NOTE 8 — ACQUISITIONS

Acquisition of Edmond 1, Inc.

On October 20, 2005, we acquired one hundred percent of the outstanding stock of Edmonds 1, Inc. in exchange for $130,000 payable immediately, $70,000 to be paid upon the Company raising $2 million in additional equity, 405,348 shares of common stock valued at $267,530 and warrants to purchase 132,667 shares of common stock. The value of the shares issued was determined by an independent third party. Using the Black Scholes pricing model, all the warrants had a fair value of zero. Edmonds 1 was a non-trading, registered reporting company with the Securities and Exchange Commission. The acquisition was made to facilitate Red Mile becoming a publicly reporting company. SFAS No. 141 applies to the acquisition of a business. At the time of the transaction, Edmonds 1, Inc. was a non-operating public shell corporation, and therefore not a business. For reporting purposes, the transaction was treated as a capital transaction where the acquiring corporation issued stock and cash for non-monetary assets of the shell corporation. The accounting is similar in form to a reverse acquisition, except that goodwill or other intangibles is not recorded. Accordingly, the fair value of the consideration paid was expensed as “Public shell acquisition costs” in the Statement of Operations.

RED MILE ENTERTAINMENT, INC.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

The warrants issued in connection with the acquisition of Edmonds 1, Inc., were as follows:

Expiring	Strike Price	Number of common shares
December 31, 2006	3.75	34,000
January 31, 2007	3.30	30,667
December 31, 2007	4.50	34,000
December 31, 2008	5.25	34,000

Total		132,667

On January 31, 2007, the warrants issued for 30,667 common shares with a $3.30 strike price expired and a portion of those options were exercised. On and prior to December 31, 2006, 25,333 of the 34,000 warrants issued with a $3.75 strike price were exercised. The remaining 8,667 warrants expired.

In April 2006, the name of Edmonds 1, Inc. was changed to Red Mile Entertainment, Inc. (Red Mile-Edmonds). On May 2, 2006, Red Mile Entertainment, Inc., a Florida Corporation (“Red Mile Florida”) entered into and closed upon a Merger Agreement among Red Mile-Edmonds, whereby Red Mile-Edmonds merged with and into Red Mile Florida with Red Mile-Edmonds becoming the surviving legal entity and Red Mile Florida became the surviving entity for accounting purposes. In accordance with the merger agreement, Red Mile Florida’s separate existence ceased and all outstanding shares of Red Mile Florida capital stock were automatically exchanged for an equal number of shares of Red Mile-Edmonds. Prior to the merger, Red Mile-Edmonds was a shell company as defined in Rule 12b-2 of the Securities Exchange Act of 1934. The purpose of this merger was to make Red Mile a non-trading publicly registered company and allow us to then register our shares and provide shareholders an opportunity for liquidity.

NOTE 9 — WARRANTS

The following table lists the total number of warrants outstanding as of December 31, 2006. These include the warrants listed above in Note 8 issued in conjunction with the purchase of Edmonds 1 Inc.

Expiring	Strike Price	Number of common shares
January 31, 2007	3.30	30,667
January 31, 2007	3.30	494,667
December 31, 2007	4.50	34,000
December 31, 2007	4.50	647,778
May 1, 2008	4.50	585,287
May 2, 2008	4.50	845,333
December 31, 2008	5.25	34,000
December 31, 2008	5.25	647,778
Total		3,319,510

During the nine months ended December 31, 2006, there were 219,546 warrants with a $3.30 strike price exercised, and 36,111 warrants with a $3.75 strike price were exercised. During this period there were also 628,666 warrants with a $3.75 strike price which expired. During the three months ended December 31, 2006, 36,111 warrants with a $3.75 strike price were exercised. .

 RED MILE ENTERTAINMENT, INC.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

NOTE 10 — SENIOR SECURED CONVERTIBLE DEBENTURES

On October 19, 2006, the Company issued $5,824,000 of Senior Secured Convertible Debentures.  Pursuant to the terms of the Agency Agreement, the Agent facilitated the purchase of 5,824 convertible debentures to 74 Debenture Holders for an aggregate principal face amount of $5,824,000. The Debentures mature on October 19, 2008 and are convertible into shares of the Common Stock of the Company at a ratio of $5.25 per Common Share (the “Conversion Price).

On November 20, 2006, the Company, issued $2,420,000 of Senior Secured Convertible Debentures.  Pursuant to the terms of the Agency Agreement, the Agent facilitated the purchase of 2,420 convertible debentures to 7 Debenture Holders for an aggregate principal face amount of $2,420,000. These Debentures mature on November 20, 2008 and are convertible into shares of the Common Stock of the Company at a ratio of $5.25 per Common Share (the “Conversion Price).

The conversions on the above mentioned Debentures may be exercised at the election of the holders of the Debentures at any time after a minimum non-conversion period of 12 months from the issue date. The conversions can also be exercised by the Company after a minimum non-conversion period of 12 months from the issue date so long as the Company’s Common Shares have begun trading on a recognized exchange and have traded at a minimum volume weighted average price of $9.00/share for 20 consecutive trading days, subject to certain limitations.

On the maturity dates of the two sets of Debentures, the Company retains the right to redeem the Debentures in cash, in kind, or in cash and in kind with Common Shares of the Company. The Company also has the right to redeem the Debentures at a redemption price equal to 115% of the principal face value at any time after a period of 12 months so long as the Company’s Common Shares have begun trading on a recognized exchange and have traded at a minimum volume weighted average price of $9.00/share for 20 consecutive trading days, subject to certain limitations.

The Debentures carry a coupon rate of 5.5% per annum, non-compounded, and the interest is payable semi-annually on March 15 and September 15 in cash, or in kind.  The accrued interest at December 31, 2006 is $78,137. This is included within the Accrued Liabilities account.

The Debentures are secured direct senior obligations of the Company secured against all present and after acquired property of the Company except for accounts receivable in which case the Debenture holders rank less senior to other creditors for the security interest in accounts receivable. The Debentures have full rights to piggyback registration after a period of 12 months.

NOTE 11 — RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB ratified the consensus reached on Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)”. The scope of EITF Issue No. 06-3 includes any transaction-based tax assessed by a governmental authority that is imposed concurrent with or subsequent to a revenue-producing transaction between a seller and a customer. The scope does not include taxes that are based on gross receipts or total revenues imposed during the inventory procurement process. Gross versus net income statement classification of that tax is an accounting policy decision and a voluntary change would be considered a change in accounting policy requiring the application of SFAS No. 154, “ Accounting Changes and Error Corrections”. The following disclosures will be required for taxes within the scope of this issue that are significant in amount: (1) the accounting policy elected for these taxes and (2) the amounts of the taxes reflected gross (as revenue) in the income statement on an interim and annual basis for all periods presented. The EITF Issue No. 06-3 ratified consensus is effective for interim and annual periods beginning after December 15, 2006. The adoption of EITF Issue No. 06-3 did not have a material impact on our Condensed Consolidated Financial Statements.

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

In September 2006, the SEC issued SAB No. 108, “Financial Statements — Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB No. 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. The impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, must be quantified on the current year financial statements. When a current year misstatement has been quantified, SAB No. 99, “ Financial Statements Materiality” should be applied to determine whether the misstatement is material and should result in an adjustment to the financial statements. SAB No. 108 also discusses the implications of misstatements uncovered upon the application of SAB No. 108 in situations when a registrant has historically been using either the iron curtain approach or the rollover approach as described in the SAB. Registrants electing not to restate prior periods should reflect the effects of initially applying the guidance in Topic 1N in their annual financial statements covering the first fiscal year ending after November 15, 2006. We do not expect that the adoption of SAB No. 108 will have a material impact on our Consolidated Financial Statements.

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

RED MILE ENTERTAINMENT, INC.
Notes to Unaudited Condensed Consolidated Financial Statements - (Continued)

NOTE 12 — SUBSEQUENT EVENTS

On January 30, 2007, the Company amended its Certificate of Incorporation to effect a reverse stock split of its common stock at a ratio of one share for every three shares outstanding. The reverse stock split became effective on February 8, 2007. These statements have been prepared with all amounts reflective of this stock split, as effective. The reverse stock split was approved by the Registrant’s board of directors and stockholders owning a majority of the Registrant’s common stock.

In accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin 4c, a change in a registrant's capital structure due to a reverse split occurring after the date of the latest reported balance sheet, but before the release (issuance) of the financial statements or the effective date of the registration statement, whichever is later, will be given retroactive effect in the balance sheet. Accordingly, these financial statements and notes thereto have been prepared showing this stock split as effective. All convertible preferred stock had automatically converted to common stock before this common stock reverse split. Therefore all convertible preferred stock references have also been adjusted for this reverse split.

RED MILE ENTERTAINMENT, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND OPERATIONS

Liquidity and Capital resources

We anticipate needing an additional $10,000,000 to finance our planned expansion within the next 12 months. We will be unable to complete development of new games or publish additional games other than those currently under development, or consummate any acquisitions, if we are unable to raise any additional financing. We believe our current cash on hand of approximately $3.4 million as of February 6, 2007, in addition to anticipated cash flow from operations, will enable the company to continue operating into our first fiscal quarter of 2008.

In addition to money needed to develop new games, we will also need money to fund the expansion of our staff. It is currently anticipated we will hire an additional two employees in the next six months to support our expansion plans, including taking direct responsibility for marketing our products to consumers.

RED MILE ENTERTAINMENT, INC.

Results of Operations

The unaudited results of operations for the nine and three months ending December 31, 2006 and December 31, 2005 are as follows:

Summary of Unaudited Statements of Operations
Nine Months Ended December 31, 2006 and 2005

	2006	2005		Amount Increase (Decrease)	Percent Increase (Decrease)
Revenues	$829,253		$3,454,769	$(2,625,516)	(76.0%)
Cost of sales	1,935,825		4,655,265	(2,719,440)	(58.4%)
Gross margin	(1,106,572)		(1,200,496)	NM	NM
Operating expenses	3,515,171		3,113,853	401,318	12.9%
Interest income (expense), net	(37,251)		6,883	(44,134)	(641.2%)
Amortization of senior secured convertible debenture issuance costs	(52,599)		---	(52,599)	(100%)
Net loss before income tax expense	(4,711,593)		(4,307,466)	NM	NM
Income tax expense	---		---	---	---
Net loss	$(4,711,593)		$(4,307,466)	NM	NM
Accretion on redeemable convertible preferred stock and foreign currency adjustments	(101,200)		---	$(101,200)	(100%)
Net loss attributable to common shareholders	$(4,812,793)		$(4,307,466)	NM	NM

Net loss per common share Basic and diluted	$(0.60)	$	(1.00)	NM	NM

Shares used in computing basic and diluted net loss per share (in 000’s)	8,058		4,298	NM	NM

RED MILE ENTERTAINMENT, INC.

Summary of Unaudited Statements of Operations
Three Months Ended December 31, 2006 and 2005

	2006	2005	Amount Increase (Decrease)	Percent Increase (Decrease)
Revenues	$502,503	$582,225	$(79,722)	(13.7%)
Cost of sales	1,322,570	641,942	680,628	106.0%
Gross margin	(820,067)	(59,717)	NM	NM
Operating expenses	1,426,206	1,166,481	259,725	22.3%
Interest income (expense) net	(46,771)	361	(47,132)	(13,056.0%)
Amortization of senior secured convertible debenture issuance costs	(52,599)	---	(52,599)	(100.0%)
Net loss before income tax expense	(2,345,643)	(1,225,837)	NM	NM
Income tax expense	---	---	---	---
Net loss	$(2,345,643)	$(1,225,837)	NM	NM
Accretion on redeemable convertible preferred stock and foreign currency adjustments	(31,726)	---	(31,726)	(100%)
Net loss attributable to common shareholders	$(2,377,369)	$(1,225,837)	NM	NM

Net loss per common share Basic and diluted	$(0.27)	$(0.27)	NM	NM

Shares used in computing basic and diluted net loss per share (in 000’s)	8,729	4,511	NM	NM

Revenues

For the nine months ended December 31, 2006, our revenue was derived from ten products: Heroes of the Pacific, Crusty Demons, GripShift, Disney's Aladdin Chess Adventures, El Matador, Dual Sudoku, Aircraft Power Pack, Lucinda Green’s Equestrian Challenge, Who Rules? Almighty Edition, and Timothy and Titus. Crusty Demons, GripShift, and Disney’s Aladdin Chess Adventures were developed by third parties under our supervision and licensed to three other video game co-publishers. GripShift, Crusty Demons, Heroes of the Pacific and Disney's Aladdin Chess Adventures are near the end of their lives and we expect minimal future revenue from them. El Matador, Dual Sudoku, Aircraft Power Pack and Timothy and Titus are personal computer games developed by third parties that are being published directly by us. We expect minimal future revenue from each of these games. Who Rules? Almighty Edition, a DVD game, was developed by a third party, is being published by us and we expect minimal future revenue from this game. Lucinda Green’s Equestrian Challenge was developed by a third party under our supervision, and is being published by us.

We have several games under development which we anticipate will be ready for shipment in fiscal 2008. We expect Jackass: the Game (for console and handheld platforms) and a new version playable on the handheld platform of Heroes of the Pacific to be ready for shipment in the fall of 2008. We are also developing a sequel to Heroes of the Pacific that is set in the European theatre (next generation console and PC) that we expect to ship in fiscal 2009.

During the three and nine months ended December 31, 2005 we received royalties on shipments of both Heroes of the Pacific and GripShift as co-publishers. We also received development income on GripShift. All of our revenue in the three months ended December 31, 2005 was derived from royalties on Heroes of the Pacific and GripShift.

In fiscal 2008, we expect to self-publish our video games under development for release in North America. Video games are significantly more capital intensive to self-publish due to the high cost of goods, which includes the hardware manufacturer royalties and the extensive marketing which is necessary to generate high consumer awareness. Due to these costs, we could continue to license the publishing rights to co-publishing partners. Self publishing in North America would enable us to retain a greater portion of the wholesale revenue from these games. We would also take responsibility for consumer and trade advertising for these games under a self publishing model. We plan to continue using third party co-publishers in Europe and Asia.

RED MILE ENTERTAINMENT, INC.

Cost of sales

For the nine months ended December 31, 2006, cost of sales includes the amortization of development costs for Crusty Demons, El Matador, Dual Sudoku, and Lucinda Green’s Equestrian Challenge. Cost of sales also includes the amortization of prepaid royalties paid to the licensors of Timothy and Titus, and Who Rules? Almighty Edition. In addition, cost of sales includes the cost of manufacturing all of our products sold in the period as well as actual royalties paid to the developers of Heroes of the Pacific and GripShift. Also included in cost of sales for the nine months ended December 31, 2006 is a $1,408,571 charge for the impairment of development costs and inventory for several games for which we now do not project we will be able to realize the carrying value. Of this, $37,575 was recorded during the first quarter of fiscal 2007, $399,452 was recorded in the second quarter of fiscal 2007, and $1,081,544 was recorded during the third quarter of fiscal 2007.

The $4.7 million cost of sales recorded in the nine months ended December 31, 2005 includes a $1.6 million charge for the cancellation of development of Jackass: The Game at a predecessor studio and a charge for the development costs incurred through the date of cancellation. We acquired this game while it was already in development but decided to cancel the contract and restart the development with a new developer. In the nine months ended December 31, 2005, we expensed the entire cost of development of GripShift when the product was completed and accepted under its development contract with our co-publisher. The cost of sales during the three months ended December 31, 2005 is primarily the amortization of development costs for Heroes of the Pacific and GripShift.

RED MILE ENTERTAINMENT, INC.

Operating Expense

Operating expenses for the nine months and three months ended December 31, 2006 and December 31, 2005 were as follows:

	Nine months ended December 31,
	2006	Percent of Total	2005	Percent of total	Dollar increase (decrease)	Percent increase (decrease)
Research and development costs	$334,371	9.5%	$184,743	5.9%	$149,628	81.0%
General and administrative costs	2,104,621	59.9%	982,555	31.6%	1,122,066	114.2%
Sales, marketing and business development costs	1,076,179	30.6%	479,025	15.4%	597,154	124.7%
Public shell acquisition costs	---	---	467,530	15.0%	(467,530)	(100.0%)
Debt conversion inducement costs	---	---	1,000,000	32.1%	(1,000,000)	(100.0%)
Total operating expenses	$3,515,171	100.0%	$3,113,853	100.0%	$401,318	12.9%

	Three months ended December 31,
	2006	Percent of Total	2005	Percent of total	Dollar increase (decrease)	Percent increase (decrease)
Research and development costs	$143,551	10.1%	$90,578	7.8%	$52,973	58.5%
General and administrative costs	785,961	55.1%	437,133	37.4%	348,828	79.8%
Sales, marketing and business development costs	496,694	34.8%	171,240	14.7%	325,454	190.1%
Public shell acquisition costs	---	---	467,530	40.1%	(467,530)	(100.0%)
Total operating expenses	$1,426,206	100.0%	$1,166,481	100.0%	$259,725	22.3%

For the nine months ended December 31, 2006, our total operating expenses increased by 12.9% over the nine months ended December 31, 2005. This increase was the result of the increased number of products in development and the growth in headcount across the Company. During the first quarter of fiscal 2006, the Company developed products for future sale. During the second and third quarters of fiscal 2006, Heroes of the Pacific and GripShift shipped to customers from our licensed co-publishers.

In the three months ended December 31, 2005, development costs decreased significantly because of the completion of GripShift and Heroes of the Pacific. A charge of $1,000,000 was taken in the second quarter of the fiscal year 2006 for costs to induce the conversion of certain debt. In the first quarter of fiscal 2006, we were continuing development of two games (GripShift and Heroes of the Pacific) and stopped development of one other game (Jackass) which we restarted with a new developer. In addition, we also moved the management and supervision of our games being developed from third party contractors to our own internal development staff.

Public shell acquisition costs in the three and nine months ended December 31, 2005 relate to the purchase of Edmonds 1 Inc. General and administrative costs in this quarter were also higher due to increased legal and accounting fees.

RED MILE ENTERTAINMENT, INC.

Research and development

Our research and development expenses consist of the costs incurred in our internal development group for supervising development taking place at third party developers. All actual game development is performed by third party developers under fixed fee, fee for service, and royalty based contracts. Once technological feasibility has been established, these external costs are capitalized and expensed using the greater of the ratio of total current unit shipments to the total projected unit shipments or straight-line over the estimated life of the game.

During the first nine months of fiscal 2006, we expanded our development team from one person to three. Of the total research and development costs, 81.6% were salaries and benefits for these three people. These employees were principally involved in managing and supervising the three outside developers and evaluating new product concepts.

In the three months ended December 31, 2006, our internal development costs increased 58.5% over those incurred during the three months ended December 31, 2005. This increase was the result of having four versus two production employees on staff for the full quarter, salary increases, and extensive travel managing our external developers during the three months ended December 31, 2006. Salaries and benefits accounted for 70.6% of research and development costs in this quarter. The majority of our video game development takes place in Australia and New Zealand. Our internal team has spent extensive time in both locations providing hands-on management and oversight of the development process. Approximately 20.9% of research and development costs in the three months ended December 31, 2006 relate to the potential development of a new consol game.

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

One multi-platform product, Crusty Demons, was completed during the first quarter of fiscal year 2007. The North American Xbox version shipped in late June by our co-publisher. The European version shipped in our fourth quarter of fiscal 2007. Another multi-platform product, Lucinda Green’s Equestrian Challenge, was shipped in late November in the PS2 format in North America, and shipped in early January 2007 in the PC format. This product is expected to ship in March 2007 in Europe.

Jackass: the Video Game, currently under development, has received initial stage concept approval from the platform licensor on the handheld platform. We expect it to be available for shipment worldwide in the second fiscal quarter of 2008 on console and handheld platforms. Our intention is to directly publish this game in the United States, and co-publish this game outside of the United States. A handheld version of our Heroes of the Pacific game is currently in progress and awaiting concept approval from the platform licensor. We expect it will be ready for release in the third fiscal quarter of 2008. In August of 2006, we also began the production stage of a sequel of Heroes of the Pacific set in the European theatre on the next generation console and PC. It is targeted for shipment in fiscal 2009. This game moved in August of 2006 from the pre-production phase to the production phase.

The funds required to develop a new game depend on several factors, including: the target release platform, the scope and genre of the game design, the cost of any underlying intellectual property licenses, the length of the development schedule, the size of the development team, the complexity of the game, the skill and experience of the development team, the location of the development studio, and any specialized software or hardware necessary to develop a game.

General and administrative costs

General and administrative (G&A) costs are comprised primarily of the costs of stock options issued to consultants, employee salaries and benefits, professional fees (legal, accounting, investor relations, and consulting), facilities expenses, and insurance costs.

Total G&A costs increased from $982,555 in the nine months ended December, 2005 to $2,104,621 in the nine months ended December 31, 2006, an increase of 114%. Overall, this was driven by increased headcount costs and the costs of stock options issued to consultants of $192,655. In addition, this increase was due to increased legal, accounting, and printing costs in connection with the Company becoming a publicly reporting entity as well as a bad debt charge on an uncollectible receivable.

RED MILE ENTERTAINMENT, INC.

For the 3 months ended December 31, 2006, G&A costs increased by $348,828 from $437,133 in the same period for the prior fiscal year. The increase is primarily due to the costs of stock options issued to consultants and an increase in employee salaries and benefits in connection with our increase in headcount.

Excluding the effects of consultant stock options, the Company expects that G&A costs will increase moderately throughout the remainder of fiscal 2007 as the Company expands the scope of its operations and incurs all the costs associated with having our common stock trading and being a publicly reporting company.

Sales, marketing, and business development costs

Sales, marketing, and business development costs consist primarily of employee salaries, stock option expenses, and employee benefits, consulting costs, public relations costs, marketing research, and sales support materials costs.

For the nine months ended December 31, 2006, total sales, marketing and business development expenses increased 125% from $479,025 in the nine months ended December 31, 2005 to $1,076,179 in the nine months ended December 31, 2006. The majority of the increase was in costs incurred at 2WG in connection with our launch of new games.

For the three months ended December 31, 2006, total marketing and business development expenses increased 190% from $171,240 in the three months ended December 31, 2006 to $496,694 in the three months ended December 31, 2006. The majority of the increase was in costs incurred at 2WG in connection with our launch of new games.

Critical Accounting Policies

Red Mile's financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("GAAP"). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue, and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact the financial results of operations, Red Mile views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on Red Mile's consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause an effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

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
•
Delivery: Delivery is considered to occur when the products are shipped and the risk of loss and reward has been transferred to the customer. At times for us, this means when the product has shipped to the retailer from the distributor that we sold to.

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

Determining when and the amount of revenue to be recognized often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue we report. For example, in recognizing revenue, we must make assumptions as to the total number of units a product will sell, the average selling price of these units, potential returns and potential price protection of the product which could result in credits to retailers for their unsold inventory. Changes in any of these assumptions or judgments could cause a material increase or decrease in the amount of net revenue we report in a particular period.

RED MILE ENTERTAINMENT, INC.

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

As of December 31, 2006, the management, with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of these disclosure controls and procedures. The Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of December 31, 2006.

Changes in internal controls.

The Company has made no changes in its internal controls or in other factors that could significantly affect these controls, nor did it take any corrective action, as the evaluation revealed no significant deficiencies or material weaknesses, in the quarter ended December 31, 2006.

RED MILE ENTERTAINMENT, INC.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

Item 1A (“Risk Factors”) of the Company’s Form 10-KSB for the year ended March 31, 2006 sets forth information relating to important risks and uncertainties that could materially adversely affect the Company’s business, financial condition or operating results. Those risks factors continue to be relevant to an understanding of the Company’s business, financial condition and operating results. Certain of those risk factors have been revised below to provide updated information. References to “we,” “our” and “us” in these risks factors refer to the Company.

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

During our initial fiscal period (December 21, 2004 through March 31, 2005), for the year ended March 31, 2006, and for the nine months ended December 31, 2006 we incurred net losses of approximately $4,329,618, $4,849,678, and $4,711,593, respectively. Our ability to generate revenues and to become profitable depends on many factors, including the market acceptance of our products and services, our ability to control costs and our ability to implement our business strategy. There can be no assurance that we will become or remain profitable.

If we are unable to raise additional financing, we will be unable to fund our planned expansion.

We have not yet achieved profitability and there can be no assurance that we will become profitable. We have never achieved positive cash flow from operations and there can be no assurance that we will do so in the future. We need additional financing to fund our planned expansion and the losses we anticipate incurring over the next several quarters. Our current cash on hand with our expected cash flows from operating activities will enable us to continue operating through the end of our first fiscal quarter of 2008. We anticipate needing an additional $10,000,000 to finance our planned expansion within the next 12 months.

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

RED MILE ENTERTAINMENT, INC.

If our business plan fails, our company will dissolve and investors may not receive any portion of their investment back.

If we are unable to realize profitable operations, or raise sufficient capital, we will be unable to implement our business strategy. If we cannot self publish, we will have to continue licensing our games to co-publishers, and our profit margins will remain lower, making it more difficult to achieve profitability, and our business will eventually fail. In such circumstances, it is likely that we will dissolve and, depending on our remaining assets at the time of dissolution, we may not be able to return any funds back to investors and our debenture holders.

Our business depends on the availability of current generation video game platforms and will suffer if an insufficient quantity of these platforms is sold.

Most of our anticipated revenues will be generated from the development and publishing of games for play on video game platforms produced by third parties. Our business will suffer if the third parties do not manufacture and sell an adequate number of platforms to meet consumer demand as was recently experienced by Sony and Nintendo.

If we do not continually develop and publish popular games, our business will suffer.

The lifespan of any of our games is relatively short, in many cases less than one year. It is therefore important for us to be able to continually develop games that are popular with the consumers. To date, we have sold ten games, two of which began in September 2005. We are currently involved in the development of three games. If we are unable to continually identify, develop and publish games that are popular with the consumers on a regular basis, our business will suffer. Our business will also suffer if we do not receive additional financing to be used for research and development of new games.

The cyclical nature of video game platforms and the video game market may cause our operating results to suffer, and make them more difficult to predict. We may not be able to adapt our games to the next generation platforms.

Video game platforms generally have a life cycle of approximately six to ten years, which has caused the market for video games to also be cyclical. Sony’s PlayStation 2 was introduced in 2000 and Microsoft’s Xbox and the Nintendo GameCube were introduced in 2001. Microsoft introduced the Xbox 360 in Q1 2006, and Sony and Nintendo introduced their next generation consoles in Q4 2006. These introductions will create a new cycle for the video game industry which will require us to make significant financial and time investments in order to adapt our current games and develop and publish new games for these new consoles. We cannot assure you that we will be able to accomplish this or that we will have the funds or personnel to do this. Furthermore, we expect development costs for each game on the new consoles to be greater than in the past. If the increased costs we incur due to next generation consoles are not offset by greater revenues, we will continue to incur losses.

RED MILE ENTERTAINMENT, INC.

We depend on our platform licensors for the license to publish games for their platforms and to establish the royalty rates for the license.

We are dependent on our platform licensors for the license to the specifications needed to develop software for their platforms. These platform licensors set the royalty rates that we must pay in order to publish games for their platforms. Certain of our platform licensors have retained the ability to change their royalty rates. It is possible that a platform licensor may terminate or not renew our license. Additionally, we will require licenses in order to publish games for the next generation consoles that were recently released. Our business results will suffer if our platform licensors increase the royalty rates that we must pay, terminate their licenses with us, do not renew their licenses with us, or do not grant us a license to publish on the next generation consoles.

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

Our ability to compete and operate successfully depends in part on our acquiring and controlling proprietary intellectual property. Our games embody trademarks, trade names, logos, or copyrights licensed from third parties. An example is MTV’s Jackass trademark which utilizes rights licensed from MTV. If we cannot maintain the licenses that we currently have, or obtain additional licenses for the games that we plan to publish, we will produce fewer games and our business will suffer. Furthermore, some of our competitors have significantly greater resources than we do, and are therefore better positioned to secure intellectual property licenses. We cannot assure you that our licenses will be extended on reasonable terms or at all, or that we will be successful in acquiring or renewing licenses to property rights with significant commercial value.

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

RED MILE ENTERTAINMENT, INC.

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

We are currently dependent on a small number of significant customers, the loss of any of which could cause a significant decrease in our revenue.

As of December 31, 2006, we had two customers who accounted for 48.8% (Navarre Corporation) and 25.7% (GameStop) of our gross accounts receivable and two customers who accounted for 41.6% (Navarre Corporation) and 21.6% (GameStop) of revenue during the first nine months of fiscal 2007. If any of these customers were to decrease their purchase volume or discontinue their relationship with us, our revenue would decrease significantly unless we were able to find new customers to replace the lost volume. There can be no assurance that such new customers could be found, or if found, that they would purchase the same quantity as the current customers.

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

Effect of Recent Accounting Pronouncements

In June 2006, the FASB ratified the consensus reached on Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)”. The scope of EITF Issue No. 06-3 includes any transaction-based tax assessed by a governmental authority that is imposed concurrent with or subsequent to a revenue-producing transaction between a seller and a customer. The scope does not include taxes that are based on gross receipts or total revenues imposed during the inventory procurement process. Gross versus net income statement classification of that tax is an accounting policy decision and a voluntary change would be considered a change in accounting policy requiring the application of SFAS No. 154, “ Accounting Changes and Error Corrections”. The following disclosures will be required for taxes within the scope of this issue that are significant in amount: (1) the accounting policy elected for these taxes and (2) the amounts of the taxes reflected gross (as revenue) in the income statement on an interim and annual basis for all periods presented. The EITF Issue No. 06-3 ratified consensus is effective for interim and annual periods beginning after December 15, 2006.  The adoption of EITF Issue No. 06-3 did not have a material impact on our Condensed Consolidated Financial Statements.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Fair value measurements would be separately disclosed by level within the fair value hierarchy. The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS No. 157 did not have a material impact on our Consolidated Financial Statements.

RED MILE ENTERTAINMENT, INC.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 19, 2006, the Company, pursuant to an Agency Agreement with J.F. Mackie & Company, Ltd. (the “Agent”) issued $5,824,000 of Senior Secured Convertible Debentures.  Pursuant to the terms of the Agency Agreement, the Agent facilitated the purchase of 5,824 convertible debentures to 74 Debenture Holders for an aggregate principal face amount of $5,824,000. Of the 74 Debenture Holders, 71 were residents of Canada, 2 were residents of Argentina, and 1 was a resident of the Bahamas. The Debentures mature on October 19, 2008 and are convertible into shares of the Common Stock of the Company at a ratio of $5.25 (after the effect of the one for three reverse stock split which occurred on February 8, 2007) per Common Share (the “Conversion Price).

On November 20, 2006, the Company, pursuant to an Agency Agreement with the same agent, issued $2,420,000 of Senior Secured Convertible Debentures.  Pursuant to the terms of the Agency Agreement, the Agent facilitated the purchase of 2,420 convertible debentures to 7 Debenture Holders for an aggregate principal face amount of $2,420,000. Of the 7 Debenture Holders, 6 were residents of Canada, and 1 was a resident of the Bahamas. These Debentures mature on November 20, 2008 and are convertible into shares of the Common Stock of the Company at a ratio of $5.25 (after the effect of the one for three reverse stock split which occurred on February 8, 2007) per Common Share (the “Conversion Price).

The conversions on the above mentioned Debentures may be exercised at the election of the holders of the Debentures at any time after a minimum non-conversion period of 12 months from the issue date. The conversions can also be exercised by the Company after a minimum non-conversion period of 12 months from the issue date so long as the Company’s Common Shares have begun trading on a recognized exchange and have traded at a minimum volume weighted average price of $9.00/share (after the effect of the one for three reverse stock split which occurred on February 8, 2007) for 20 consecutive trading days, subject to certain limitations.

On the maturity dates of the two sets of Debentures, the Company retains the right to redeem the Debentures in cash, in kind, or in cash and in kind with Common Shares of the Company. The Company also has the right to redeem the Debentures at a redemption price equal to 115% of the principal face value at any time after a period of 12 months so long as the Company’s Common Shares have begun trading on a recognized exchange and have traded at a minimum volume weighted average price of $9.00/share (after the effect of the one for three reverse stock split which occurred on February 8, 2007) for 20 consecutive trading days, subject to certain limitations.

The Debentures carry a coupon rate of 5.5% per annum, non-compounded, and the interest is payable semi-annually on March 15 and September 15 in cash, or in kind.

The Debentures are secured direct senior obligations of the Company secured against all present and after acquired property of the Company except for accounts receivable in which case the Debenture holders rank less senior to other creditors for the security interest in accounts receivable. The Debentures have full rights to piggyback registration after a period of 12 months.

The Agent is an independent equity investment firm located in Calgary, Canada.  In aggregate, on the 2 sets of debentures, the Company has paid the Agent a 6% commission on each set, totaling an aggregate of $494,640 which was paid upon the closings of the respective transactions. The total capitalized fees were $595,483, and the $494,640 in agent’s commissions comprise the majority of those fees. The remaining $100,843 in fees were primarily legal fees.

The Debentures were issued in two private placement transactions to investors who are not "U.S. persons" pursuant to the exemption from registration provided by Rules 901 and 903 of Regulation S under the Securities Act of 1933, as amended.

RED MILE ENTERTAINMENT, INC.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 28, 2006, the holders of the Company’s common shares representing 54.0% of the Company’s voting power executed a written consent giving the Company’s Board of Directors the authority to effect a reverse stock split of each share of common stock of the Company at a ratio of one share for every three shares of common stock outstanding. On January 2, 2007, the Board of Directors authorized this transaction and the reverse split became effective on February 8, 2007.

RED MILE ENTERTAINMENT, INC.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

(1)	Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers (a)

(2)	Unregistered Sales of Equity Securities (b)

(3)	Entry into a Material Definitive Agreement (c)

(4)	Unregistered Sales of Equity Securities (d)

(5)	Resignation of an Officer (e)

(6)	Election of Director (f)

(7)	Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers (g)

(8)	Other Events (h)

(a) Incorporated by reference herein to the Company’s 8-K filed on October 2, 2006.

(b)Incorporated by reference herein to the Company’s 8-K filed on October 23, 2006

(c) Incorporated by reference herein to the Company’s 8-K filed on October 30, 2006

(d) Incorporated by reference herein to the Company’s 8-K filed on November 22, 2006

(e) Incorporated by reference herein to the Company’s 8-K filed on November 28, 2006

(f)  Incorporated by reference herein to the Company’s 8-K filed on November 30, 2006

(g)  Incorporated by reference herein to the Company’s 8-K filed on December 8, 2006

(h)   Incorporated by reference herein to the Company’s 8-K filed on December 19, 2006

RED MILE ENTERTAINMENT, INC.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RED MILE ENTERTAINMENT, INC.
(Registrant)
Date: February 14, 2007	By: /s/ Chester Aldridge
Chester Aldridge
Chief Executive Officer
(Principal Executive Officer)
Date: February 14, 2007	By: /s/ Ben Zadik
Ben Zadik
Chief Financial Officer
(Principal Financial Officer)