Form 10KSB
Red Mile Entertainment Inc
filed 2007-06-29
CIK 1309053

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

________________________

FORM 10-KSB
________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For Fiscal Year Ended March 31, 2007

OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ___to___

Commission File Number 000-51035

RED MILE ENTERTAINMENT, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	20-4441647
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

4000 Bridgeway, Suite 101
Sausalito, CA 94965
(Address of principal executive offices)

(415) 339-4240
(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒No ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Revenues for year ended March 31, 2007: $1,017,927

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 15, 2007, was: $ 24,404,343

Number of shares of the registrant's common stock outstanding as of June 15,2007 is: 9,661,740

ITEM 1. DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

Most of the matters discussed within this report include forward-looking statements regarding our current expectations and projections about future events within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In some cases you can identify forward-looking statements by terminology such as "may," "should," "potential," "continue," "expects," "anticipates," "intends," "plans," "believes," "estimates," and similar expressions. These statements are based on our current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties, many of which are set forth below. Actual results and events may vary significantly from those discussed in the forward-looking statements.

The forward-looking statements are made as of the date of this report, and we assume no obligation to update the forward-looking statements whether as a result of new information, future events, or otherwise, other than as required by law.

OUR COMPANY

We are a Delaware corporation that develops and publishes interactive entertainment software. We were originally organized in the State of Florida on December 21, 2004 (“Red Mile Florida”). On October 20, 2005, Red Mile Florida purchased all the outstanding stock of Edmonds 1 Inc., a publicly-reporting Delaware corporation. On April 28, 2006, Edmonds 1, Inc. changed its name to Red Mile Entertainment, Inc. (“Red Mile-Edmonds”). On May 3, 2006, Red Mile Florida entered into and closed upon a Merger Agreement among Red Mile Florida and Red Mile-Edmonds, a wholly owned subsidiary, whereby Red Mile-Edmonds merged with and into Red Mile Florida, with Red Mile-Edmonds as the surviving legal entity and Red Mile Florida as the surviving accounting entity (the “Merger”).

In connection with the Merger, each existing holder of Red Mile Florida common stock received one share of Red Mile-Edmonds common stock for every share of Red Mile Florida common stock held by them, each holder of Red Mile Florida Series A, B and C preferred stock received one share of Red Mile-Edmonds Series A, B or C preferred stock for every share of Red Mile Florida Series A, B or C preferred stock held by them, and all then outstanding shares of Red Mile-Edmonds held by Red Mile Florida, as its sole stockholder, were cancelled. In addition, each existing holder of Red Mile Florida warrants and stock options received one warrant and stock option of Red Mile-Edmonds for every warrant and stock option of Red Mile Florida held by them. Unless otherwise indicated, the terms “we”, “us”, “our” or the like, refer to Red Mile-Edmonds as the combined entity following the Merger.

Red Mile-Edmonds was incorporated in Delaware in August 2004 with the purpose of engaging in selected mergers and acquisitions. Prior to the Merger, Red Mile-Edmonds was in the development stage and had no operations other than issuing shares to its original stockholders. Upon the merger, we became a fully reporting public company.  In February 2007, we affected a one for three reverse stock split of our common stock. All figures set forth in this report have been adjusted to take into account this reverse stock split.

OUR BUSINESS

Game development

We develop and publish interactive entertainment software games that are playable by consumers on home video game consoles (“Consoles”), personal computers (“PCs”) and handheld video game players (“Handhelds”). Examples of Consoles include Sony PlayStation2 ® (“PS2”) and Sony PlayStation3 ® (“PS3”), Microsoft Xbox® and Xbox 360 TM  and Nintendo Wii TM , and examples of Handhelds include Sony PlayStation ® Portable “PSP”, Nintendo Game Boy ® Advance and Nintendo DS TM . We currently develop and publish for the Sony PS2, PS3, PSP, Microsoft Xbox and Xbox 360, the Nintendo Wii and DS, and for PCs.

Except for games which have already completed development which we may acquire from other developers, we currently outsource the day-to-day development of all our games to independent third party development studios.

Our internal development staff is actively involved in supervising the development of each game at third party development studios. In addition, our internal development and marketing staff contribute to game play concepts and we assist with the design and control of review and approval processes with platform manufacturers. We fund all product development costs, both of our internal development staff and of the third party developers, including their overhead and a profit factor. Once a game has been developed by the third party development studios under our supervision, we directly sell or license the publishing and distribution rights to these games (see game sales, distribution and licensing).

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

The games that we develop to be played on Consoles and Handhelds are subject to non-exclusive, non-transferable licenses from the manufacturers of these platforms. These licenses provide us with the specifications needed to develop software for these platforms. The licenses require us to pay a license fee and enable us to use the proprietary information and technology that is necessary to develop our games. These platform licensors set the royalty rates that we must pay in order to publish games for their platforms. These royalty rates will vary depending on the expected wholesale price point of the game. We do not require licenses for publishing games for PCs.

In general, a product goes through multiple levels of design, production, approvals and authorizations before it may be shipped. These approvals and authorizations include multi stage concept approvals from the platform licensors of the game concept and product content, approvals from the licensor of the intellectual property of the game design and game play if the game includes licensed intellectual property, and approvals from the platform licensors that the game is free of all material bugs and defects. In addition, all games are rated by the Entertainment Software Rating Board (ESRB) for their content. Once these approvals and ratings have been obtained, the game can be placed into manufacturing at a manufacturer that must also be approved by the platform licensor. Once a product is manufactured and inspected, it is ready to be shipped.

The funds required to develop a new game depend on several factors including; the target release platform, the scope and genre of the game design, the cost of any underlying intellectual property licenses, the length of the development schedule and size of the development team, the complexity of the game, the skill and experience of the development team, the location of the development studio, whether the game being developed has an underlying game engine and is a sequel to an already developed game, and any specialized software or hardware necessary to develop a game. Based on the type and caliber of games we plan on producing, as well as the development studios we plan on utilizing, we estimate the following range of direct costs to complete a game based on platform type: next generation platform (PS3 and Xbox 360) - $5.0 million to $15.0 million; PSP - $1.0 million to $2.0 million; PS2; $1.5 million to $4.0 million; XBOX - $1.5 million to $3.0 million; Wii - $0.5 to $1.5 million; PC - $1.5 million to $3.0 million.

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

Our goal is to deploy the majority of our capital towards games based on intellectual properties (IPs) which have been successful in other mediums such as movies, comic books, graphic novels, or television, and which we believe can be translated into successful video games or where we have acquired a license which we believe will enhance the value of the game. These games are usually designed under multi-year license agreements with the original IP owner. Examples include MTVN, owner of the Jackass property, Frank Miller Inc, owner of the Sin City property, and Lucinda Green, a well known champion equestrian rider.  Our goal is to own or control under long-term license agreements IP which can be used to create a series of highly successful video game franchises.

Under our licensing agreements, when we license the publishing rights for a product from a licensor, these rights will usually entitle us to an exclusive right and license, for a certain duration and territory specified, for certain defined media types, to market, promote, advertise, manufacture, publicly display, distribute, sell and provide customer service and technical support for the product, and to use and display the licensor’s trademarks, and the right to use audio and visual material in connection with the product.

In fiscal 2006, we completed development of and shipped three games; Heroes of the Pacific (PS2, Xbox and PC), GripShift (PSP) and Disney’s Aladdin Chess Adventure (PC). Both Heroes of the Pacific and GripShift were developed by third parties under contract for us, while we purchased the rights to the chess game after its development was completed.

In fiscal 2007, we completed development of and shipped two games, Lucinda Green’s Equestrian Challenge (PS2 and PC) and Crusty Demons of Dirt (PS2 and Xbox). We also acquired the rights to and shipped four PC only games (El Matador, Dual Sudoku, Aircraft Powerpack, and Timothy & Titus).

Our products currently under development include Jackass: The Game, which has received second stage approval from Sony Corporation in the United States and Europe and which we expect to be available for shipment worldwide in September 2007 on the PS2 and PSP platforms and our third fiscal quarter of 2008 on the Nintendo DS platform.  In fiscal 2008, we will continue development of a sequel to Heroes of the Pacific on the Sony PS3, Microsoft Xbox 360 and PC, targeted for shipment in fiscal 2009.

On May 18, 2007 we entered into a multi-year world-wide license agreement with Frank Miller, Inc., a New York Corporation (“FMI”). This license grants us the exclusive rights for the development, manufacturing, and publishing of games on multi-platforms based on all current and future Sin City comic books and collections, graphic novels, and other books owned or controlled by FMI, including all storylines of those comic books and graphic novels.

Games sales, distribution and licensing - North America

Prior to fiscal 2007, once one of our games had completed development, we entered into co-publishing arrangements with other publishers whereby the sales, manufacturing, distribution and marketing were subcontracted to larger more established video game publishers. These co-publishing partners assumed the cost and effort of manufacturing, retail marketing, sales, and distribution. The co-publishing partner became responsible for selling the product to the distributor, retailers and consumers and paid us a royalty based on net receipts from products shipped under license. In some cases, our co-publishing partner(s) paid us a fee for developing the product. On our GripShift game, we recognized development revenue for developing the product in addition to royalty revenue received from net receipts of our co-publisher. On our Heroes of the Pacific game, we recognized royalty revenue from net receipts at our co-publishers.

The financial terms of our co-publishing arrangements typically included a cash payment due to us upon execution of the agreement, a cash payment due to us when the development of the game had been completed and was ready to be marketed, or when the game first shipped. In addition, we receive royalty payments, usually based on net receipts of the co-publisher, once the product begins shipping. In some instances, we received guaranteed non-refundable advances against future royalties. Factors which affect the amounts and timing of the fees received from our co-publishers include the stage and progression of development of the games, whether the game has an underlying IP license (movie, TV, book, comic, etc.) attached to it, the platform(s) on which the game is being developed, and the territories being licensed.

In general, the lower the up front cash advances or minimum guarantees we received from co-publishers, the higher the royalty rates we received once the product began shipping. In addition, when we received an advance fee from a co-publisher which was not recoverable by the co-publisher, the royalty rate we would receive once the product was marketed was significantly lower. Each agreement with each co-publisher also defined the measurement base on which the royalty percentage was applied differently. In most cases, the royalty was based on net cash received by the co-publishers from retailers/wholesalers or direct consumer sales, with deductions from net cash received which can include the cost of sales (including hardware manufacturer’s royalty), a reserve for future returns and price protection, a portion of the marketing costs of the game, and distribution costs.

Co-publishing partners were selected on a game by game basis by evaluating several criteria, including the following; (i) the strength of the co-publisher’s sales and distribution infrastructure; (ii) the quality and quantity of advertising the co-publisher was able to dedicate; (iii) the overall fit of the game genre to the portfolio of the co-publisher and whether the game would compete with currently shipping products of the co-publisher; (iv) the number of games the co-publisher was releasing in the launch window our game would be released; (v) the advance payment, if any, the co-publisher would pay us; and (vi) the royalty the co-publisher would pay us.

As part of our long-term strategy, in fiscal 2007, we expanded our business so that we can directly market and distribute our games to the distributor, retailer, and consumer in North America, and eliminate the need for co-publishing partners. This expansion allows us to recognize revenue from direct product shipments in place of royalty revenue. This strategy requires additional working capital to fund inventory, accounts receivable and sales and marketing costs and therefore there can be no assurance that we will be able to continue this strategy.  This strategy, while potentially yielding significantly higher revenues and gross margins, also means we accept greater risk of product failure as we give up the guaranteed minimum royalties received with the co-publishing model.

In fiscal 2007, we self published two games that we developed:  (i) Lucinda Green’s Equestrian Challenge for the PS2 and PC; and (ii) Crusty Demons of Dirt for the Xbox and PS2. We also published four PC only video games where we acquired the North American publishing rights from other development studios who were searching for publishers.  All the aforementioned titles were sold through distributors in North America where we recognized direct revenue from product shipments. Outside of North America, we continued to use co-publishers or distributors. We use third parties to manufacture and warehouse our games. For products other than PC games, the platform manufacturers either perform the manufacturing or have licensed manufacturing rights to a limited number of manufacturers. We then sell the finished products directly to retailers or consign the finished goods to a major distributor (Navarre Corporation) who sells to the retailers. We have retained a major sales representative group to assist in the sales process.  We maintain a full time Senior Director of Sales and Marketing who manages the overall sales process. We are also responsible for the marketing of the games.

We expect to self-publish in North America all of our titles currently under development by selling directly to distributors and retailers. Outside of North America, we expect to either enter into co-publishing agreements or sell directly to distributors.

Three customers accounted for 80.9% of consolidated revenues during fiscal 2007.  Navarre Corporation, a major distributor of video games accounted for 48.1% of consolidated revenues, GameStop, a major North American retailer accounted for 18.1% and Koch Media, a European publisher and distributor accounted for 14.7% of our consolidated revenues.  We expect Navarre Corporation and a new European distributor to account for the majority of our consolidated revenues in Fiscal 2008.  At March 31, 2007, Navarre Corporation and GameStop represented 49.1% and 28.1% of consolidated accounts receivable, respectively.

Games sales, distribution and licensing – rest of the world

Given the varying requirements (languages, approvals, different channels of distribution, etc.), we believe it is most profitable for us to sub-license the publishing and or distribution rights to larger better capitalized third party publishers or distributors with local operations in these territories for a set minimum guaranteed royalty advance and royalties based on actual sales. These sub-licensing arrangements are very similar to those described for North America.

Under most of our co-publishing or distribution agreements, our co-publishing partner(s) or distribution partners(s) are responsible for the costs of marketing, sales, distribution and in some instances, hardware manufacturer approval. In some cases, our co-publishing and distribution partners are responsible for the costs of manufacturing the product.  In some cases, our co-publishing partners or distribution partners may use sub-distributors in smaller territories to perform all or a portion of these functions in which case the sub-distributor would be responsible for a portion of these costs.

Co-publishing partners and distribution partners are located and selected on a game by game basis by evaluating the strength of the sales and distribution infrastructure in the particular territories.

Our fiscal year runs from April 1 through March 31. We maintain our principal offices at 4000 Bridgeway, Suite 101, Sausalito, CA 94965. Our telephone number at that address is (415) 339-4240. Our web site address is www.redmileentertainment.com. Information provided on our web site, however, is not part of this report.

RISK FACTORS

Our business involves a high degree of risk. Therefore, in evaluating us and our business you should carefully consider the risks set forth below.

Risks Relating To Our Company

Because we have only recently commenced business operations, it is difficult to evaluate our prospects and we face a high risk of business failure.

We were incorporated in August 2004 and shipped our first two games in our second fiscal quarter of 2006 and an additional six games in fiscal 2007. We therefore face the risks and problems associated with businesses in their early stages in a competitive environment and have a limited operating history on which an evaluation of our prospects can be made. Until we develop our business further by publishing and developing more games or implementing our proposed distribution system, it will be difficult for an investor to evaluate our chances for success. Our prospects should be considered in light of the risks, expenses and difficulties frequently encountered in the establishment of any business in a competitive environment.

We have not yet generated any income and may never become profitable.

During the years ended March 31, 2007 and 2006, we incurred net losses of $8,038,894 and $4,849,678, respectively. Our ability to generate revenues and to become profitable depends on many factors, including the market acceptance of our products and services, our ability to control costs and our ability to implement our business strategy. There can be no assurance that we will become or remain profitable.

We have not yet generated positive gross margins.

During the years ended March 31, 2007 and 2006, we incurred negative gross margins of $2,655,914 and $976,293, respectively. Our ability to generate positive gross margins depends on many factors, including the market acceptance of our products, the selling prices of our products, our ability to control the costs of developing and  manufacturing our products and the costs of royalties paid to licenses of any IPs we have licensed. There can be no assurance that we will begin generating or be able to sustain positive gross margins.

If we are unable to raise additional financing, we will be unable to fund our planned expansion.

We have never achieved positive cash flow from operations and there can be no assurance that we will do so in the future. We need additional financing to fund our product development costs and the operating losses we anticipate incurring over the next several quarters. Our current cash on hand with our expected cash flows from operating activities will enable us to continue operating until the end of our first fiscal quarter of 2008. We anticipate needing an additional $20,000,000 in addition to our cash flow from operations to bring our existing products under development to market and finance our day to day operations.

Because we have significant accumulated deficit and negative cash flows from operations, our independent registered accounting firm has qualified its opinion regarding our ability to continue as a going concern.

We have a significant accumulated deficit and have sustained negative cash flows from operations since our inception. The opinion of our independent registered accounting firm for the years ended March 31, 2007 and 2006 is qualified subject to uncertainty regarding our ability to continue as a going concern. In fact, the opinion states that these factors raise substantial doubt as to our ability to continue as a going concern. In order for us to operate and not go out of business, we must generate and/or raise capital to stay operational. The continuity as a going concern is dependent upon the continued financial support of our current shareholders, current debenture holders and new investors. There can be no assurance that we will be able to generate income or raise additional capital.

If we are unable to hire and retain key personnel, then we may not be able to implement our business plan.

The success and growth of our business will depend on the contributions of our Chairman and Chief Executive Officer, Chester Aldridge and our President and Chief Operating Officer, Glenn Wong, as well as our ability to attract, motivate and retain other highly qualified personnel. Competition for such personnel in the publishing industry is intense. We do not have employment agreements with Mr. Aldridge, Mr. Wong or any of our other employees. The loss of the services of any of our key personnel, or our inability to hire or retain qualified personnel, could have a material adverse effect on our business.

If our business plan fails, our company will dissolve and investors may not receive any portion of their investment back.

If we are unable to realize profitable operations, or raise sufficient capital, we will be unable to implement our business strategy. If we cannot self publish in North America, we will have to continue licensing our games to co-publishers, and our profit and operating margins will remain lower, making it more difficult to achieve profitability, and our business will eventually fail. In such circumstances, it is likely that we will dissolve and, depending on our remaining assets at the time of dissolution, we may not be able to return any funds back to investors.

Our business depends on the availability and installed base of current and next generation video game platforms and will suffer if an insufficient quantity of these platforms is sold.

Most of our anticipated revenues will be generated from the development and publishing of games for play on video game platforms produced by third parties. Our business will suffer if the third parties do not manufacture and sell an adequate number of platforms to meet consumer demand or if the installed base of the platforms is insufficient.

If we do not continually develop and publish popular games, our business will suffer.

The lifespan of any of our games is relatively short, in many cases less than one year. It is therefore important for us to be able to continually develop games that are popular with the consumers.

During the last two fiscal years, we have sold four Console or Handheld games and six PC only games. We are currently involved in the development of three games, one of which is expected to ship during fiscal 2008 and two of which are expected to ship during fiscal 2009. If we are unable to continually identify, develop and publish games that are popular with the consumers on a regular basis, our business will suffer. Our business will also suffer if we do not receive additional financing to be used for research and development of new games.

We have shipped the following Console or Handheld games: (i) Heroes of the Pacific for the PS2, Xbox and PC platforms which first began shipping in September, 2005; (ii) GripShift for the PSP platform which first began shipping in September 2005; (iii) Crusty Demons for the PS2 and Xbox platforms which first began shipping in July 2006; (iv) Lucinda Green’s Equestrian Challenge for the PS2 and PC which first began shipping in November 2006.  On the PC, we have shipped: (i) Disney’s Aladdin Chess Adventures which first began shipping in February 2006; (ii) El Matador, which first began shipping in October 2006; (iii) Dual Sudoku, which first began shipping in September 2006; (iv) Timothy and Titus, which first began shipping in November 2006; (v) Aircraft Power Pack, which first began shipping in December 2006; and (vi)  Lucinda Green’s Equestrian Challenge, which we first began shipping in November 2006. We are currently involved in the development of thee games: (i) Jackass for the PS2, PSP, and DS; (ii) Sin city for the PS3 and Xbox 360; and (iii) a sequel to Heroes of the Pacific based in the European theatre for the Xbox 360, PS3, and PC.

The cyclical nature of video game platforms and the video game market may cause our operating results to suffer, and make them more difficult to predict. We may not be able to adapt our games to the next generation platforms.

Video game platforms generally have a life cycle of approximately six to ten years, which has caused the market for video games to also be cyclical. Sony’s PlayStation 2 was introduced in 2000 and Microsoft’s Xbox and the Nintendo GameCube were introduced in 2001. Microsoft introduced the Xbox 360, Sony the PlayStation3 and Nintendo the Wii in 2006. These introductions have created a new cycle for the video game industry which will require us to make significant financial and time investments in order to adapt our current games and develop and publish new games for these new consoles. We cannot assure you that we will be able to accomplish this or that we will have the funds or personnel to do this. Furthermore, we expect development costs for each game on the new consoles to be significantly greater than in the past. If the increased costs we incur due to next generation consoles are not offset by greater sales, we will continue to incur losses.

We depend on our platform licensors for the license to publish games for their platforms and to establish the royalty rates for the license.

We are dependent on our platform licensors for the license to the specifications needed to develop software for their platforms. These platform licensors set the royalty rates that we must pay in order to publish games for their platforms. These royalty rates will vary based on the expected wholesale price point of the game. Certain of our platform licensors have retained the ability to change their royalty rates. It is possible that a platform licensor may terminate or not renew our license.  Our gross margins and operating margins will suffer if our platform licensors increase the royalty rates that we must pay, terminate their licenses with us, do not renew their licenses with us, or do not grant us a license to publish on the next generation consoles.

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

Sony PS3
Initial term expires on March 31, 2012. Then automatic renewal for one-year terms, unless noticed on or before January 31 of the year in which the term would renew. Royalty rates are subject to change with 60 days notice.

Nintendo Gamecube	Expires on August 17, 2007. Royalty rates are subject to change with 60 days notice. Cost of manufacture is subject to change at any time.
Nintendo Wii and DS	Expires June 12, 2010
PCs	There are no platform licenses required for the PCs

In addition, each platform licensor has its own criteria for approving games for its hardware platform. In addition, each platform licensor has different criteria depending on the geographical territory of the game release. These criteria are highly subjective. Without such approval, we would not be able to publish our games nor have the games manufactured. Failure to obtain these approvals on the games we are currently developing and any games that we develop in the future will preclude any sales of such products and, as such, negatively affect our margins and profits.

Our financial performance will suffer if we do not meet our game development schedules.

We expect that many of our future games will be developed and published in connection with the releases of related movie titles and other significant marketing events, or more generally in connection with higher sales periods, including our third quarter ending December 31. As such, we will establish game development schedules tied to these periods. If we miss these schedules, we will incur the costs of procuring licenses without obtaining the revenue from sales of the related games.

It may become more difficult or expensive for us to license intellectual property, thereby causing us to publish fewer games.

Our ability to compete and operate successfully depends in part on our acquiring and controlling proprietary intellectual property. Our games embody trademarks, trade names, logos, or copyrights licensed from third parties. An example is MTVN’s JackassTM, which utilizes rights licensed from MTVN. If we cannot maintain the licenses that we currently have, or obtain additional licenses for the games that we plan to publish, we will produce fewer games and our business will suffer. Furthermore, some of our competitors have significantly greater resources than we do, and are therefore better positioned to secure intellectual property licenses. We cannot assure you that our licenses will be extended on reasonable terms or at all, or that we will be successful in acquiring or renewing licenses to property rights with significant commercial value.

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

As of March 31, 2007, we had two customers who accounted for 49.1% (Navarre Corporation) and 28.1% (GameStop) of our consolidated accounts receivable and three customers who accounted for 48.1% (Navarre Corporation), 18.1% (GameStop) and 14.7% (Koch Media) of consolidated revenue.

As of March 31, 2006, we had two customers who accounted for 80.7% (Codemasters) and 18.5% (Sony On-Line Entertainment) of our consolidated accounts receivable and three customers who accounted for 44.4% (Ubisoft), 28.6% (Codemasters) and 26.5% (Sony On-Line Entertainment) of consolidated revenue. If Navarre Corporation or GameStop were to decrease their purchase volume or discontinue their relationship with us, our revenue would decrease significantly unless we were able to find new customers to replace the lost volume. There can be no assurance that such new customers could be found, or if found, that they would purchase the same quantity as the current customers.

Because we have not internally developed any of the games that we have sold, our business is dependent upon external sources over which we have very little control.

 We have not yet developed any games that we sell and our business has been derived from the sale of games developed by external development studios. If the developers of our games were to discontinue their relationship with us, we may not be able to find a replacement. If our developers were to increase the fees that we pay for development, our costs would increase, making it more difficult to achieve positive margins and profitability and we would be forced to find alternative developers. There can be no assurance that we would be able to find alternative developers, or even if such developers are available, that they will be available on terms acceptable to us.

We will incur increased costs as a result of being a public company, which could adversely affect our operating results.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002 and the new rules subsequently implemented by the Securities and Exchange Commissions, the National Association of Securities Dealers, Inc., and the Public Company Accounting Oversight Board have imposed various new requirements on public companies, including requiring changes in corporate governance practices. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We also expect these new rules will require us to incur substantial costs to obtain the same or similar insurance coverage. These additional costs will have a negative impact on our income and make it more difficult for us to achieve profitability.

Our Games

We currently are actively publishing or distributing three games. We commissioned the development of Lucinda Green’s Equestrian Challenge for the PS2 and PC with Australia based developer IR Gurus PTY LTD (“IR Gurus”) in April 2005. We published this game in North America in November 2006. We will begin distributing this game in Europe in our first fiscal quarter of 2008. In the game, a player gets to ride in the dressage, cross country and jumping events against world class equestrians at some of the world’s top equestrian event courses. The game features accurate scoring as well as expert commentary.

We acquired the North American distribution rights for a PC add-on product named Aircraft Power Pack (Power Pack) from a Texas based developer in August 2006. We marketed this game in North America in December 2006. This add-on works in conjunction with Microsoft’s highly popular Flight Simulator X, Flight Simulator 2004 or Combat Flight Simulator 3.  Power Pack provides the game player with an entirely new set of aircraft to use in the game.

In February 2005, we acquired the Crusty Demons license from Fluent Entertainment, Inc. for the right to develop and publish a multiplatform video game based on the highly successful motocross videos and then completed the development with Climax Action Ltd.  In December 2005, we entered into a European co-publishing agreement with Koch Media (Koch) for a non-refundable advance against royalties and a royalty based on actual sales of the game.  The game was completed on the Xbox platform in North America and the PS2 platform in Europe and Australia. The intellectual property Crusty Demons of Dirt is licensed from Fleshwound Films. The game features a number of extreme motor sports stars.  It enables players to ride as a Crusty Demon, a group of MX riders featured in their own popular DVD series. The object of the game is to perform the most outrageous stunts possible.

Our Games Under Development

The lifespan of any of our games is relatively short, in many cases less than one year. It is therefore important for us to be able to continually develop games that are popular with the consumers. As of March 31, 2007, we have spent approximately $15.9 million on research and development of our games, all paid to external developers.

We are currently involved in the development of three games. All of these games are expected to be published during Fiscals 2008 and 2009.

We entered into a multi-year license agreement with MTVN through 2010 (including extensions through 2012) to develop and publish video games based on MTVN’s popular Jackass brand and on August 11, 2005 signed a development contract with New Zealand based Sidhe Studios to develop a Jackass game for the PSP and PS2.  Jackass enables players to direct the antics of Johnny Knoxville and his posse as they ride, jump and hurl their way through a series of madcap stunts. Development is currently in progress and we have obtained second stage approval from Sony for the PS2 and PSP. We are also developing Jackass for the Nintendo DS Platform. We expect Jackass to be available for shipment worldwide in the second fiscal quarter of 2008 for the PSP and PS2 platforms and in the third fiscal quarter of 2008 for the DS Platform.

IR Gurus is also working on an Xbox 360, PS3 and PC sequel to Heroes of the Pacific, which will be based in the European theatre during World War II. We expect this game to be available in fiscal 2009.

Manufacturing and Suppliers

The suppliers we use to manufacture our games can be characterized in three types:

•	Manufacturers that press our game disks,

•	Companies that print our game instruction booklets, and

•	Companies that package the disks and printed game instruction booklets into the jewel cases and boxes for shipping to customers.

In most instances, there are multiple potential sources of supply for most materials, except for the disk component of our PS2, PSP, and DS disk products which the console manufacturer provides. To date, neither we, nor our co-publishers have experienced any material difficulties or delays in production of our software and related documentation and packaging. However, a shortage of components, manufacturing delays by Sony, Microsoft, or Nintendo, or other factors beyond our control could impair our ability to manufacture, or have manufactured, our products.

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

We own the trademark to the name “Red Mile Entertainment”. This trademark was issued in June 2006.

As of June 15, 2007, we have the following significant license agreements:

1.
Heroes of the Pacific – We have the exclusive right to publish the game for PS2, PCS, Xbox, and PSP worldwide. This license expires as to PS2, PCS and Xbox on January 21, 2008 and on PSP January 21, 2015.  In addition, we have the exclusive rights to publish a sequel, on the Xbox 360, PS3 and PC, which will be based in the European theatre during World War II.

2.	GripShift – We have the exclusive right to publish the game on PSP worldwide through September 27, 2008.

3.
Jackass – We have the exclusive right to use on any gaming platform in any country where MTVN has registered the trademark (all major video game markets). This license expires 3/31/2010 with an extension provision through 12/31/2012.

4.	Disney’s Aladdin Chess Adventures – We have the exclusive right to use the name on one personal computer game worldwide until September 30, 2007.

5.	Crusty Demons of Dirt – We have the exclusive right to use on video games for any gaming platform, worldwide. This license expires on May 5, 2008 with an extension provision through May 5, 2011.

6.	Equestrian Challenge – We have the exclusive right to publish the game on PS2, PC and Xbox worldwide through April 22, 2010.

7.	Aircraft Power Pack – We have exclusive North American distribution rights on PC through August 23, 2011.

8.
Marshmallow Gun and Marshmallowville – We have the exclusive right to use on video games for any gaming platform, worldwide.  This license expires 10 years after the initial shipment of the first product at retail.

9.	Sin City – We have the exclusive right to use on video games for any gaming platform, worldwide. This license expires on May 17, 2012 with an extension provision through May 17, 2017.

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

We believe that the software games segment is best viewed as a segment of the overall entertainment market. We believe that large software companies and media companies are increasing their focus on the software games segment of the entertainment market and as a result, may become more direct competitors. Several large software companies and media companies (e.g., Microsoft and Sony) have been publishing products that compete with ours for a long time, and other diversified media/entertainment companies (e.g., Time Warner, Disney and MTV) have announced their intent to significantly expand their software game publishing efforts in the future.

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

Finally, the market for our products is characterized by significant price competition and we regularly face pricing pressures from our competitors and customers. These pressures may, from time to time, require us to reduce our prices on certain products. Our experience has been that software game prices tend to decline once a generation of consoles has been in the market for a significant period of time due to the increasing number of software titles competing for acceptance by consumers and the anticipation of the next-generation of consoles.

Seasonality

Our business is highly seasonal. We typically experience our highest revenue in the calendar year-end holiday season (October through December) and a seasonal low in revenue in our first fiscal quarter (April through June). This seasonal pattern is due to the increased demand for software games during the year-end holiday season and the reduced demand for the games during the summer.

Employees

We currently have ten full time employees and two part time employees. We also utilize one full-time and five part-time consultants to assist us.  We use a third party sales representative organization to help solicit sales for us.   We also have a Marketing Group and Public Relations firm assisting us. Our third party developers have approximately 150 employees and consultants working on our games full time.

We plan to hire an additional three employees and three outside consultants in the next 12 months to support our expansion plans including taking direct responsibility for marketing our products to consumers.

Acquisitions

In January 2007, Red Mile entered the “Casual Games” business by acquiring the assets of an existing casual game distribution portal, Roverinteractive.com, which has now become the brand for Red Mile’s wholly owned casual game division under the brand “Rover”.

In connection with the acquisition of these assets, we issued a total of 33,333 shares of our common stock valued at $3.75 per common shares to the sellers of the assets.

Casual Games are different from core games which are typically larger-budget console or PC games in that Casual Games:

a)	Cater to a different demographic; 65% female
b)	Are relatively small in memory size, typically not larger than 50MB
c)	Easy to learn but hard to master
d)	Typically cost $19.99 or less

Casual Games represent one of the fastest-growing segments of the interactive entertainment industry.

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

Pursuant to the terms of a separate agreement, we earned (i) 2.5% of the outstanding common stock of IR Gurus upon signing of a development agreement for Equestrian Challenge, (ii) an additional 2.5% of the outstanding common stock of IR Gurus upon signing of a development agreement for the next version of Heroes of the Pacific on the PSP and (iii) an additional 5% of the outstanding common stock of IR Gurus upon signing of a development agreement for a Heroes of the Pacific sequel on Xbox, PS3 and PCs. In addition, we also purchased an equity position in IR Gurus for cash. As of June 15, 2007, we own a total of 18% of the outstanding shares of IR Gurus.

In December 2005, we notified IR Gurus of our desire to exercise the purchase option and we are currently continuing to negotiate the definitive agreement to acquire that portion of IR Gurus not already owned by us for $4.1 million in cash and shares of our common stock valued at $1.4 million. There can be no assurances this acquisition will be consummated.

IR Gurus incubated and owns the intellectual property of Heroes of the Pacific, which we have licensed. We have the right of first refusal with respect to sequels of Heroes of the Pacific. IR Gurus also develops video games for other publishers including Sony Computer Entertainment Europe (Sony), AFL Premiership 2005 and Gaelic Games Football. In addition to a next generation versions of Heroes of the Pacific, IR Gurus is currently working on AFL Premiership 2007 for Sony and a croquet game for another publisher.

IR Gurus has also licensed the rights to certain venues, horses and riders for use in Equestrian Challenge. We have a license to the rights for this game and a right of first refusal for sequels.

ITEM 2. DESCRIPTION OF PROPERTY

Our corporate offices are in Sausalito California and consist of approximately 2,500 square feet of leased space leased at $2.49 per square feet.  This lease expires on March 1, 2008.  We believe that if we lost this lease, we could promptly relocate within ten miles on similar terms.

ITEM 3. LEGAL PROCEEDINGS

We are not party to any pending legal proceedings.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 28, 2006, the holders of our common shares representing 54.0% of our voting power executed a written consent giving our Board of Directors the authority to effect a reverse stock split of each share of our common stock at a ratio of one share for every three shares of common stock outstanding. On January 2, 2007, the Board of Directors authorized this transaction and the reverse split became effective on February 8, 2007.

On March 9, 2007, the holders of our common shares representing 54.7% of our voting power executed a written consent giving our Board of Directors the authority to amend our 2005 Stock Option Plan (the “Plan”) to increase the number of shares of common stock reserved or grant and issuance under the Plan from 666,666 shares to 2,500,000 shares. On March 9, 2007, the Board of Directors authorized this transaction and the increase in authorized shares became effective on May 14, 2007.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our stock has been traded on the Over-the-Counter Bulletin Board (“OTCBB”) market since February 26, 2007.  Prior to February 26, 2007, there was no public market for our common stock and our stock had not traded on any listing or exchange.

The following table sets forth the quarterly high and low sales prices of the common stock for the year ended March 31, 2007, as quoted on the OTCBB market since February 26, 2007.

	High	Low
Fiscal Year 2007
First Quarter *	—	—
Second Quarter *	—	—
Third Quarter *	—	—
Fourth Quarter	$5.00	$3.99

* The Company began trading on February, 26, 2007; therefore, there is no trading history prior to this date.

On June 25, 2007, there were approximately 177 registered holders of record of the common stock.  This number does not include beneficial owners from whom shares are held by nominees in street name.

We have not paid any cash dividends on our common stock to date, and we have no intention of paying cash dividends in the foreseeable future. Whether we declare and pay dividends is determined by our board of directors at their discretion, subject to certain limitations imposed under Delaware corporate law. The timing, amount and form of dividends, if any, will depend on, among other things, our results of operations, financial condition, cash requirements and other factors deemed relevant by our board of directors.

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

From December 2004 through March 2005, we closed on a $2,780,000 private placement to three investors of 926,667 shares of Preferred A Redeemable Convertible Stock and 926,667 warrants to purchase 593,000 shares of common stock. Each investment unit consisted of one share of Preferred A Redeemable Convertible Stock and a warrant to purchase .55% of a share of common stock. The preferred shares are convertible into common stock on a one to one basis and the warrants are exercisable at $3.30 per share of common stock. All Preferred A shares automatically converted to shares of our common stock on May 15, 2006, pursuant to their terms, the date the company filed its SB-2 registration statement.

In January 2005, we purchased $1.9 million in secured debt of Fluent Entertainment, Inc. (See "Certain Relationships and Related Transactions") from two third parties for 1,273,333 shares of Preferred A Redeemable Convertible Stock. In connection with this transaction, we recorded a debt inducement conversion charge of $1,967,917 in our consolidated statement of operations. Then, in February 2005, the Company purchased certain assets of Fluent Entertainment, Inc. including the title to three video games in development. In connection with this purchase, we retired the previously purchased $1.9 million of secured debt and issued an additional 3,168,275 shares of our common stock. We also assumed the liability to pay the developers that were developing the three video games.

In September 2005, the Company issued 666,667 shares of Preferred A Redeemable Convertible stock to retire $1 million of debt. In connection with this transaction, we recorded a debt inducement conversion charge of $1,000,000 in our consolidated statement of operations.

In September and October 2005, we closed on a $1,300,000 private placement to sixteen investors of 433,333 shares of Preferred A Redeemable Convertible Stock. These investors included both U.S. and non U.S. investors.

In September 2005, we acquired 39.9% of 2WG, a newly formed developer and publisher of personal computer games, in exchange for a commitment to fund 2WG up to $500,000 in operating expenses and new product development. 2WG LLC owned the remaining 60.1% interest. In December 2005, we merged 2WG into a newly formed wholly-owned subsidiary and exchanged all of the outstanding stock of 2WG owned by 2WG LLC for 66,667 shares of our common stock and an earn-out where we might have issued an additional 166,667 shares of common stock in order to position ourselves to take advantage of relationships which 2WG has developed.  The earn-out period has passed and no additional shares were earned.

In December 2005, we issued 152,333 investment units outside the U.S. to six non U.S. investors for $571,250. A unit consisted of one share of Series A Redeemable Convertible Preferred stock and a warrant to purchase an additional share of common stock before May 1, 2008 for $4.50 per share.

In March and May 2006, Red Mile issued 845,333 investment units outside the U.S. to thirty two non U.S. investors for $3,170,000. A unit consisted of one share of Series B Redeemable Convertible Preferred stock and a warrant to purchase an additional share of Series B Redeemable Convertible Preferred stock before May 1, 2008 for $4.50 per share.

From January through March 2006, Red Mile issued 332,953 investment units outside the U.S. to twenty seven non U.S. investors for $1,248,575. A unit consisted of one share of Series C Redeemable Convertible Preferred stock and a warrant to purchase an additional share of Series C Redeemable Convertible Preferred stock before May 1, 2008 for $4.50 per share.

In addition, From March through the beginning of May 2006, nine US investors purchased 100,000 units for a total of $375,000. A unit consisted of one share of Series C Redeemable Convertible Preferred stock and a warrant to purchase an additional share of Series C Redeemable Convertible Preferred stock before May 1, 2008 for $4.50 per share.

On May 15, 2006, all of Red Mile’s outstanding Preferred A shares automatically converted to common shares when Red Mile filed its registration statement on Form SB-2.  On December 13, 2006, all of Red Mile’s outstanding Preferred B and C shares converted to common shares when our common shares were approved for trading on the OTC Bulletin Board.

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

The Debentures mature on October 19, 2008 and are convertible into shares of the Common Stock of the Company at a ratio of $5.25.

On November 20, 2006, the Company, pursuant to an Agency Agreement with the same agent, issued $2,420,000 of Senior Secured Convertible Debentures.  Pursuant to the terms of the Agency Agreement, the Agent facilitated the purchase of 2,420 convertible debentures to 7 Debenture Holders for an aggregate principal face amount of $2,420,000. Of the 7 Debenture Holders, 6 were residents of Canada, and 1 was a resident of the Bahamas. These Debentures mature on November 20, 2008 and are convertible into shares of the Common Stock of the Company at a ratio of $5.25.

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

The Debentures are secured direct senior obligations of the Company secured against all present and after acquired assets of the Company except for accounts receivable in which case the Debenture holders rank less senior to other creditors for the security interest in accounts receivable. The Debentures have full rights to piggyback registration after a period of 12 months.

The Agent is an independent equity investment firm located in Calgary, Canada.  In aggregate, on the 2 sets of debentures, the Company has paid the Agent a 6% commission on each set, totaling an aggregate of $494,640 which was paid upon the closings of the respective transactions. The total capitalized fees were $610,453, with the $494,640 in agent’s commissions comprising the majority of the capitalized fees. The remaining $115,813 in fees was primarily legal fees.

The Debentures were issued in two private placement transactions to investors who are not "U.S. persons" pursuant to the exemption from registration provided by Rules 901 and 903 of Regulation S under the Securities Act of 1933, as amended.

On June 25 through June 27, 2007, the Company issued an aggregate of $2,050,000 of Convertible Promissory Notes (“Notes”) to a total of 19 note holders with the Agent acting as the placement agent.  The Company is obligated to pay the Agent a commission equal to 6% of the principal amount of the Notes.  The Company also issued on June 25, 2007,  without the assistance of the Agent, $350,000 of a Convertible Promissory Note to one note holder. All of these notes mature on the terms described in Note 17 to the accompanying financial statements.

Our authorized capital consists of 100 million shares of common stock, par value $.01 per share and 20 million shares of preferred stock.  As of June 15, 2007, the Company’s capitalization is as follows:

	Number of shares	Approximate Number of shareholders
Common shares	9,661,740	177

TOTAL	9,661,740

We have reserved the following common shares for issuance:

Conversion of debentures:	1,570,286
Exercise of warrants:	2,794,176
Exercise of stock options	2,500,000
Total	6,864,462

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding stock options	Weighted average exercise price of outstanding stock options	Number of securities remaining available for future issuance under equity compensation plans
Red Mile Entertainment Amended 2005 Stock Option Plan	1,988,745	$2.28	511,255

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Liquidity and Capital resources

Fiscal 2007
During fiscal 2007, we issued approximately $2.5 million (net of closing costs) in preferred shares through private financings.  In addition, we issued $8.2 million of senior secured convertible debentures, a portion of which will mature in October 2008 and a portion in November 2008.  In addition, five investors exercised warrants for common stock with net proceeds to the company of approximately $859,916.  These funds were primarily used to continue development of our video games.  We continued development of one game (Jackass on multiple platforms) and cancelled development of a Port; Heroes of the Pacific on the PSP platform.  We also started a new sequel to Heroes of the Pacific which will be thematically similar, but will take place in the European theatre during World War II and will be playable on multiple next generation game consoles.  We expect these games to be completed in fiscal 2008 and 2009, respectively.

Fiscal 2006
During the year, we raised approximately $5.0 million (net of closing costs) in preferred equity through private offerings.

These funds were primarily used to fund overhead and complete the development of two games (Heroes of the Pacific and GripShift) and begin development of additional games.

Fiscal 2008
On June 25 through June 27, 2007, we issued $2,050,000 of Convertible Promissory Notes to a total of 19 note holders.  In addition, on June 25, 2007, we issued $350,000 of a Convertible Promissory Note to 1 note holder.  The notes mature on the terms as described in Note 17 to the accompanying financial statements.

We require additional funding of at least $20.0 million to be able to support and execute on our expansion plans which includes completing games currently under development, beginning development of new games for fiscal 2008 through 2010 releases, and expanding our self-publishing initiatives in North America. We anticipate using a portion of these funds to sign long-term licenses for additional intellectual properties which we believe have the potential to become franchises in the video game market. A franchise is a video game which has significant sales potential and where we have the rights to create sequels to the original game. We are also contemplating one or more additional acquisitions which will require additional cash resources. We will be unable to develop or publish additional games, or consummate any acquisitions if we are unable to raise additional financing.

If we are unable to raise the funds required to self-publish our games in North America, we will continue with our co-publishing model for all or a portion of our games. Under the co-publishing model, we believe our current cash on hand of approximately $2,250,000 million as of June 26, 2007, in addition to anticipated cash flow from operations, would enable the company to continue operating into its second fiscal quarter of 2008.

In addition to funds needed for development of new games, we will also need capital to fund the expansion of our staff. It is currently anticipated that we will hire an additional three employees and three outside consultants in the next 12 months to support our expansion plans, including taking direct responsibility for marketing our products to consumers in North America.

Results of Operations

The results of operations for the fiscal years ending March 31, 2007 and 2006 were as follows:

Summary of Statements of Operations

	2007	2006	% change
Revenue	$1,017,927	$4,500,959	(77%)
Cost of sales	3,673,841	5,477,252	(33%)
Gross margin	(2,655,914)	(976,293)
Operating expenses	5,322,841	3,879,702	37%
Net loss before interest and provision for income taxes	(7,978,755)	(4,855,995)
Interest income (expense), net	(57,739)	7,117
Income tax expense	2,400	800	200%
Net loss	(8,038,894)	(4,849,678)	65%
Accretion on redeemable convertible preferred stock	(101,200)	(5,990)
Net loss attributable to common shareholders	$(8,140,094)	$(4,855,668)

Net loss per common share - Basic and diluted	$(.97)	$(1.10)
Shares used in computing basic and diluted net loss per share (in 000’s)	8,280	4,414

Operating Expenses

Operating expenses for the fiscal years ended March 31, 2007 and 2006, respectively, were as follows:

	Year ended March 31, 2007	Percent of total	Year ended March 31, 2006	Percent Of total	Percent Increase
Research and development costs	$525,796	9.8%	$244,080	6.3%	115.4%
General and administrative costs	3,251,326	61.1%	1,500,196	38.6%	116.7%
Marketing, sales and business development costs	1,545,719	29.1%	667,896	17.2%	131.4%
Public shell acquisition costs	--	--%	467,530	12.1%	--
Debt conversion inducement costs	--	--%	1,000,000	25.8%	--
Total operating expenses	$5,322,841	100.0%	$3,879,702	100.0%	37.2%

In fiscal 2007, we completed and shipped Lucinda Green’s Equestrian Challenge and Crusty Demons.  We also licensed the rights to and shipped El Matador, Dual Sudoku, Aircraft Power Pack, and Timothy and Titus.  In fiscal 2006, we shipped Heores of the Pacific and Gripshift. The increase in games shipped in Fiscal 2007 increased the workload and lead to the more than doubling of our internal research and development costs from the prior year. We also began migrating from co-publishing our products with larger publishers in North America to a self-publishing model.  We incurred a 131.4% increase in marketing, sales and business costs associated with this self publishing model.  Self-publishing allows us to retain more of the wholesale revenue for our products as well as giving us control of the sales and marketing efforts. We currently plan to continue to use third party publishers, distributors or a hybrid of the two for sales outside of North America.  We also tried to enter the DVD games market during the year.  Due to difficulties obtaining retailer acceptance of these products, we have discontinued that effort.

In fiscal 2006, we completed the development of our first two products using third party development studios. We also stopped development of one game and restarted the development with a new developer. Also during the year, we entered into co-publishing agreements with 3 co-publishers, began development of new games, and acquired a publishing company (2WG Media, Inc.)  In addition, we also moved management of our game development from third party contractors to our own internal development staff.

During fiscal 2006, we purchased Edmonds 1, Inc., a non-trading public shell company. The entire cost of this acquisition was $467,530 and was expensed at the time of acquisition.  Shares of the Company’s common stock and cashless warrants were also issued to the sellers of Edmonds 1, Inc. as part of the transaction.

 We also took a debt inducement charge of $1.0 million during the year related to converting a $1.0 million convertible note into 666,667 shares of Preferred A Redeemable Convertible Stock.

Fiscal 2007

Revenues
For the year ended March 31, 2007, our revenue consisted principally of sales to retailers and distributors for games self-published in North America and royalties for older games and from licenses to other video game publishers for sales outside North America. We shipped six new video games as compared to two in fiscal 2006. Year over year revenue decreased 77%.  Our business is a hit driven business, with product life cycles often shorter than one year.  In fiscal 2006, both Heroes of the Pacific and GripShift each generated more than $1 million in revenue, but yielded minimal revenues in fiscal 2007.  In fiscal 2007, our two most successful new products generated less than $400,000 each in revenues.  We expect these two products, which also shipped this year, to continue to generate revenues in fiscal 2008.  This year, we generated 77% of revenue or $785,000 from direct product shipments and 23% or $233,000 from royalties. North America contributed 85% of revenue and the rest of the world 15%.

If we are successful in raising additional working capital during the first half of fiscal 2008, we expect to continue to self-publish our games under development for release in North America. Self publishing in North America enables us to retain a greater portion of the wholesale revenue from these games. We also take responsibility for consumer and trade advertising for these games. We believe this greater control will result in higher overall revenues.  Due to our size and fragmented markets, we plan to continue using third party co-publishers in Europe and Asia.

Cost of sales
Cost of sales for the year consisted of:

Amortization of capitalized software development costs and manufacturing and distribution costs	$630,416
Royalties to third party game developers	234,431
Write down of inventory costs to net realizable value Write down of software development costs to net realizable value	259,320 2,549,674
Total	$3,673,841

During the year, we shipped six new video games. At year end, five of the games had capitalized costs that were not expected to be recovered.   Therefore, we wrote off development costs or prepaid royalties of $1,607,099.  We also cancelled a port to the PSP platform of one game in development and expensed the capitalized value of non-reusable game assets of $942,575.

Research and development
Our research and development (R&D) expenses consist of the costs incurred in our internal development group which are not capitalized into our games under development as well as costs incurred prior to a game reaching technological feasibility as described in FAS 86. All direct game development during the year was performed by third party developers under fixed fee contracts. These external costs are capitalized upon the company determining that the game has passed the technological feasibility standard of FAS 86 and expensed using the greater of the ratio of the total revenue in the period to the total projected revenue for the life of the product or straight-line over the estimated life of the product. Certain internal costs are capitalized as part of the development costs of a game. During the year approximately $341,000 of internal costs were capitalized and $450,000 of external costs were expensed as incurred as costs prior to the related game reaching technological feasibility.

We increased our internal development staff from two people to four during fiscal 2007. This increase in staff and related costs directly resulted in research and development expenses increasing from approximately $244,000 in fiscal 2006 to $526,000 (115% increase) in fiscal 2007.  Virtually all internal R&D expenses were for salaries and related expenses or travel expenses of staff to visit our developers.

General and administrative costs
Total G&A costs increased 116.7% from $1.5 million in Fiscal 2006 to $3.3 million in fiscal 2007. Employee salaries and related costs had a year over year increase of 28% ($183,000).  In Fiscal 2007, salaries and related costs accounted for 26% of total G&A costs versus 44% in Fiscal 2006. The decrease was a direct result of other larger percentage increases described below relating to the costs of going public and being a public company as well as the cost of issuing stock options to consultants and bad debts.  Professional fees, principally including accounting, audit and tax and legal costs increased 79% ($321,000) to $726,000. This increase was the result of increased audit and quarterly reviews, and legal costs associated with various SEC filings. Legal costs also included significant sums paid for assistance with a lengthy, and not yet completed, negotiation to acquire the rights to a new intellectual property.  In addition, we incurred approximately $129,000 in amortization costs associated with the costs of issuing $8.2 million in Senior Secured Convertible debentures. We also wrote off as uncollectible $94,000 in accounts receivable.  Consulting costs increased 266% ($455,000) due to in large part the expensing of stock options issued to consultants ($329,000).  In addition, we have an additional consultant in Canada to assist us in communicating with our Canadian shareholders.

Marketing, sales and business development costs
Total marketing, sales and business development expenses increased 131.4% ($877,823) from Fiscal 2006 to Fiscal 2007.  The increase was the direct result of the company’s transition from co-publishing to self-publishing in North America.  During the year, we hired a Senior Director of Sales and Marketing and a commission only sales representative organization to place our products with retailers. We spent $156,000 in sales costs compared to zero in 2006.  We expect these costs to continue to increase as our revenues from North America grow.  Marketing costs increased 268% ($707,341) as we began to perform all aspects of marketing in North America which were previously performed by and paid for by our co-publishing partners.  78% of our marketing costs were for public relations efforts to make our products known to the end consumer.

With the expected release of Jackass: The Game in September 2007, we expect marketing costs in fiscal 2008 to increase substantially.  We plan a major television and print advertising campaign behind this new game.

Fiscal 2006

Revenues
For the year ended March 31, 2006, our revenue consisted of development fees and royalties on two products developed by third parties for us and licensed to three other video game co-publishers. A third product shipped in our fourth fiscal quarter of 2006 but this product was immaterial to our operations. During the year we derived 78% or $3.5 million from royalty revenue and 22% or $1.0 million from development revenue. Of these amounts, 71% or $3.2 million of revenue was derived from North America and 29% or $1.3 million was derived from Europe and Asia.

Cost of sales
Cost of sales for fiscal 2006 consisted of:

Amortization of capitalized software costs & distribution costs	$3,577,300
Royalties to third party game developers	345,747
Write down of software development costs to net realizable value	1,554,205
Total	$5,477,252

During the year, we shipped our first two games, GripShift and Heroes of the Pacific (Heroes). We also shipped a third game, Disney’s Aladdin Chess Adventures but this game was immaterial to our operations. With GripShift, we expensed the entire cost of development upon initial shipment of the game as the game was developed under a development contract where we earned the entire development fee upon acceptance of the game by the platform licensor. In the case of Heroes, the costs of development were fully amortized by March 31, 2006 as we determined that the future estimated unit shipments would be minimal. Royalties to third parties reflects a share of the profits made on both GripShift and Heroes that were shared with the third party developers of both games.

During the year, we determined that the costs capitalized of one game under development (Crusty Demons of Dirt), exceeded our estimate of the net realizable value of the game. Accordingly, we took a charge of approximately $1.6 million to write down the capitalized costs of the game to net realizable value.

Research and development
We increased our internal development staff from one to two people during fiscal 2006. This increase in staff and related costs directly resulted in research and development expenses increasing from approximately $89,000 in fiscal 2005 to $244,000 (174% increase) in fiscal 2006.

General and administrative costs
General and administrative (G&A) costs were comprised primarily of employee salaries and benefits, professional fees (legal, accounting, investor relations and consulting), facilities expenses, and insurance costs.

Total G&A costs increased from $196,000 in fiscal 2005 to approximately $1.5 million in fiscal 2006. Approximately 322% of this 750% increase can be attributed to fiscal 2005 being a partial fiscal year. The acquisition of 2WG in fiscal 2006 contributed to an additional $159,000 of the increase in G&A costs.

The following analysis is based on annualizing Red Mile’s fiscal 2005 costs and comparing them to fiscal 2006. Audit and tax costs increased 485% to nearly $160,000. This increase was the result of several quarterly audits performed, the cost to complete our initial annual audit, the costs of our initial tax returns, and increased accounting costs. Legal expenses increased 336% due to acquisition related fees and fees related to our becoming a publicly reporting company. In addition, in fiscal 2006, we accrued $96,000 in employee bonuses. $88,500 of these employee bonuses were payable if our shares became traded on a public exchange or over the counter market.  There were no employee bonuses accrued in fiscal 2005. Insurance costs increased $35,000 as we expanded the depth and breadth of our coverage when we moved out of development stage. While we incurred no consulting fees in fiscal 2005, we incurred $171,000 in consulting fees in fiscal 2006. The 2006 consulting fees were primarily related to investor relations fees. We also hired a consultant to assist us in the process of becoming a public company.

Marketing, sales and business development costs
Total marketing, sales and business development expenses increased 385% from $139,000 in fiscal 2005 to $668,000 in fiscal 2006. Annualizing fiscal 2005 costs, the year over year increase was approximately 20%. Employee salaries and bonuses increased 21%, which included $51,000 in employee bonuses accrued. On an annualized basis, consulting expenses increased 222% or $51,000, as we increased the utilization of a marketing consultant. We expect to further increase the utilization of this consultant in fiscal 2007. We expect that marketing expenses will increase substantially in the second half of fiscal 2007.

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

Our significant accounting policies are summarized in Note 1 of our consolidated financial statements. While all these significant accounting policies impact its financial condition andresults of operations, Red Mile views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on Red Mile's consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

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

In some cases, Red Mile ships finished products to a major third party game distributor who will then sell these products to retailers. At the end of fiscal 2007, under the terms of this distributor agreement, shipments to the distributor were treated as consignment sales.  Therefore, we do not record any revenue on these shipments until the distributor ships the games to its customers.  Revenue is recorded at the net amount the distributor is obligated to pay us.

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

In cases where the agreement with the co-publisher(s) or distributor(s) calls for these payments to be recouped from royalties earned by Red Mile from sales of the games, we do not recognize revenue from these payments until the game begins selling. Accordingly, we recognize revenue as the games are sold by the co-publisher(s) or distributor(s) using the stated royalty rates and definitions in the respective contract(s). Periodically, we review our deferred revenue balances and if the product is no longer being sold or when our current forecasts show that a portion of the revenue will not be earned out through forecasted sales of the games, the excess balance in deferred revenue is recognized as revenue.

Determining when and the amount of revenue to be recognized often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue we report. For example, in recognizing royalty revenue, we must make assumptions as to the total number of units a product will sell, the average selling price of these units, potential returns and potential price protection of the product which could result incredits to retailers for their unsold inventory. Changes in any of these assumptions or judgments could cause a material increase or decrease in the amount of net revenue we report in a particular period.

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

Capitalized costs for such games that are cancelled or abandoned are charged immediately to cost of sales. Recoverability of capitalized software is evaluated on the expected performance of the specific games for which the costs relate. Once the product is completed and released, capitalized software and development costs are amortized to cost of sales using the greater of the ratio of the total revenue in the period to total projected revenue for the life of the product or straight line over the estimated life of the product. For products released in prior periods, we evaluate the future recoverability of capitalized amounts on a quarterly basis or when events or circumstances indicate the capitalized costs may mot be recoverable.

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

ITEM 7.  FINANCIAL STATEMENTS

See pages F-1 through F-19

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None

ITEM 8A.  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its chief executive officer and its chief financial officer, to allow for timely decisions regarding required disclosure.

As required by Commission Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the year covered by this report. Based on the foregoing evaluation, the Company’s chief executive officer and chief financial officer concluded that these disclosure controls and procedures were effective as of March 31, 2007.

There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal year that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company is not an “accelerated filer” for the 2007 fiscal year because it is qualified as a “small business issuer.” Hence, under current law, the internal controls certification and attestation requirements of Section 404 of the Sarbanes-Oxley Act do not apply to the Company.

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

Four of our five board of directors serve on our audit committee.  The board has determined that James McCubbin is a “financial expert” serving on its audit committee, and that Mr. McCubbin is independent, as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

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

ITEM 8B.  OTHER INFORMATION

None

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our directors and officers, as of June 15, 2007, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

The directors, officers and key employees of the company are as follows:

Name	Age	Position
Chester Aldridge	35	Director, Chairman and Chief Executive Officer
Richard Auchinleck	55	Director
James McCubbin	43	Director
Geoffrey Heath	62	Director
Kenny Cheung	32	Director
Glenn Wong	49	President and Chief Operating Officer
Ben Zadik	32	Chief Financial Officer, Treasurer and Secretary

The business experience, principal occupations and employment of each of the above persons during at least the last five years are set forth below.

CHESTER ALDRIDGE. In May 2006, Mr. Aldridge became a member of our board of directors and our Chairman, President and Chief Executive Officer. He was Red Mile Florida’s chairman and chief executive officer since its formation in December 2004. Beginning in April 2000, Mr. Aldridge was employed by Fluent Entertainment, Inc. (“Fluent”), a video game developer that assisted in developing such titles as Sim City and Reader Rabbit. Fluent was placed into receivership in mid-2005. From April 2000 until December 2003, Mr. Aldridge was chief executive officer and chairman of Fluent. From January 2004 through December 2004, he was vice president business development of Fluent. Mr. Aldridge is also the managing partner of The Etude Group which is primarily a family-owned investment vehicle.

RICHARD AUCHINLECK. Mr. Auchinleck joined Red Mile Florida’s board of directors in December 2005 and joined our board of directors in connection with the merger. Mr. Auchinleck was employed by Gulf Canada Resources Ltd., a Canadian based oil and gas company (“Gulf’), for 25 years, retiring in 2001 as president and chief executive officer after the sale of the company to Conoco Inc. He continues an association with the company as a member of the ConocoPhillips board of directors. From 1999 to 2001, he was the president and chief executive officer of Gulf. He is also a member of the board of directors of Enbridge Commercial Trust and Telus.

JIM McCUBBIN.  Mr. McCubbin joined the Board of Directors in November 2006. He is also chairman of the audit committee.  Mr. McCubbin is and has been the Chief Financial Officer and a Director of Widepoint Corporation since 1998.  Prior to joining Widepoint in 1997, Mr. McCubbin held various financial management positions with several companies in the financial and government sectors.

GEOFFREY HEATH. Mr. Heath joined Red Mile Florida’s board of directors in December 2005 and joined our board of directors in connection with the merger. Mr. Heath has been the chief executive officer of NCsoft Europe since September 2004. Prior to that, Mr. Heath was an independent consultant.

KENNY CHEUNG. Mr. Cheung joined Red Mile Florida’s board of directors in December 2004 and joined our board of directors in connection with the merger. In 1996, Mr. Cheung founded and remains the sole shareholder of Tiger Paw Capital, which is an investment company primarily involved in oil, gas and real estate ventures.

GLENN WONG. Mr. Wong joined Red Mile in March 2007.  Prior to joining Red Mile, Mr. Wong was President and General Manager of Electronic Arts Canada, the world’s largest videogame software development studio.  Before joining EA, Mr. Wong was President of Rogers Cable TV British Columbia.

Mr. Wong began his career at Procter and Gamble.

BEN ZADIK. Mr. Zadik joined us in April 2006 as Chief Financial Officer, Treasurer and Secretary. From April 2004 to April 2006, he was the International Controller for AMB Property Corporation. From March 2001 to March 2004, he was the Assistant Controller for Sangstat Medical Corporation. Prior to that, he was a senior financial analyst with Netopia Inc. and a senior associate with PricewaterhouseCoopers LLP.

Audit Committee and Audit Committee Financial Expert

Our audit committee is comprised of Richard Auchinleck, James McCubbin, Geoffrey Heath, and Kenny cheung. The audit committee is responsible for recommending the Company’s independent public accounting firm and reviewing management’s actions in matters relating to audit functions. The Committee reviews with the Company’s independent public accountants the scope and results of its audit engagement and the Company’s system of internal controls and procedures. The Committee also reviews the effectiveness of procedures intended to prevent violations of laws. Our board has determined that all of audit committee members are independent under applicable Commission regulations. Our board has determined that James McCubbin is an “audit committee financial expert” as that term is used in Section 407 of the Sarbanes-Oxley Act of 2002.

To date, we have conducted limited operations and generated only minimal revenue since inception. In light of the foregoing, and upon evaluating our internal controls, our board of directors determined that our internal controls are adequate to insure that financial information is recorded, processed, summarized and reported in a timely and accurate manner in accordance with applicable rules and regulations of the SEC.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Fluent Entertainment, Inc. which is a more than ten percent owner of the Company's Common Stock, has not currently filed a Form 3 stating such ownership percentage. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended March 31, 2007, all other such filing requirements applicable to our officers and directors were complied with.

Code of Ethics

The Company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. The Code of Ethics is designed to deter wrong-doing and promote honest and ethical behavior.

CORPORATE GOVERNANCE

Director Independence

The board of directors is responsible for directing the management of our business and affairs. The board holds regular meetings each year and holds additional special meetings as required. Directors are expected to attend board meetings and to spend the time needed and meet as frequently as necessary to properly discharge their responsibilities. Although participation by conference telephone or other communications equipment is allowed, personal attendance is encouraged.

The board has affirmatively determined, after considering all of the relevant facts and circumstances, that all of the directors other than Chester Aldridge are independent from our management. This means that the independent directors do not have any direct or indirect material relationship with the Company that would interfere with their exercise of independent judgment in carrying out their responsibilities as a director.

Board Meetings and Committees; Annual Meeting Attendance

The board has an audit committee, a nominating and a compensation committee, which functions are handled by the board of directors. The board of directors held four meetings during the fiscal year ended March 31, 2007. Each of the directors attended at least 80% of the meetings of the board of directors held during the 2007 fiscal year while he was a member of the board.

ITEM 10.   EXECUTIVE COMPENSATION

Summary Compensation Table

The following table discloses the total compensation we paid to our principal executive officer and our two other most highly compensated executive officers in our 2007 and 2006 fiscal years.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (4)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Chester Aldridge (1) Chairman, Chief Executive Officer	2007	150,000	23,625	0	588,000	0	0	0	761,625
Glenn Wong, (2) President, Chief Operating Officer	2007	56,667	0	0	1,207,500	0	0	0	1,264,167
Ben Zadik, (3) Chief Financial Officer, Treasurer, and Secretary	2007	150,000	23,625	0	588,000	0	0	0	761,625

(1)	On April 1, 2007, Mr. Aldridge’s base salary was increased to $175,000.

(2)
On February 28, 2007, Mr. Wong was appointed President and Chief Operating Officer at a base salary of $200,000. Mr. Wong formerly held the position of Vice President Operations of the Company since December 4, 2006 at a base salary of $5,000 per month.

(3)	On April 1, 2007, Mr. Zadik’s base salary was increased to $175,000.

(4)
The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions used for the valuation of these option awards are as follows: Expected dividends 0%; Expected volatility 74%. Risk free interest rate ranging from 4.50% to 5.13%.  Expected life of options ranging from 4.2 to 6.5 years.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

The following table discloses information regarding outstanding equity awards as of March 31, 2007 for each of our senior executive officers.

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) (Exercisable) (b)	Number of Securities Underlying Unexercised Options (#) (Unexercisable) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Chester Aldridge Chairman, Chief Executive Officer	24,400	-	-	$0.66	03/27/2016
	50,000	50,000	-	0.66	04/01/2016
	-	200,000	-	4.00	03/31/2017

Glenn Wong, President, Chief Operating Officer	8,333	-	-	0.66	12/19/2015
	-	50,000	-	3.30	12/05/2016
	-	400,000	-	4.00	03/31/2017

Ben Zadik, Chief Financial Officer, Treasurer, and Secretary	113,333	53,333	-	0.66	04/01/2016
		200,000	-	4.00	03/31/2017

Employment Agreements

The Company has not entered into any employment agreements with its executive or any other employees of the Company.

Restricted Stock Agreements

The Company has not entered into any restricted stock agreements with its executive employees or directors.

Report on Repricing of Options

None.

DIRECTOR COMPENSATION TABLE

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Chester Aldridge	0	0	0	0	0	0	0
Kenny Cheung	0	0	0	0	0	0	0
Richard Auchinleck	0	0	0	0	0	0	0
Geoff Heath	0	0	0	0	0	0	0
James McCubbin (2)	8,000	0	23,805	0	0	0	31,805
David Baker (1)	0	0	0	0	0	0	0

(1)	On September 28, 2006, David Baker resigned from the Company’s Board of Directors.
(2)	On November 21, 2006, James McCubbin joined the Company’s Board of Directors. Mr. McCubbin is compensated for serving in his capacity as Chairman of the Company’s Audit Committee.

Director Compensation

No options were granted or payments made as compensation for services rendered by any of the Company’s directors, with the exception of $8,000 paid to Mr. James McCubbin, who is compensated for serving in his capacity as Chairman of the Company’s Audit Committee.

Employment Agreements

The Company has not entered into any employment agreements with its executive or any other employees of the Company.

Restricted Stock Agreements

The Company has not entered into any restricted stock agreements with its executive employees or directors.

Report on Repricing of Options

None.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 31, 2007 by the following persons:

•	each person who is known to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;

•	each of our directors and executive officers; and

•	all of our directors and executive officers as a group.

The following table is computed based on 9,661,740 common shares issued. Except as set forth in the footnotes to the table, the persons names in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable. A person is considered the beneficial owner of any securities as of a given date that can be acquired within 60 days of such date through the exercise of any option, warrant or right. Shares of common stock subject to options, warrants or rights which are currently exercisable or exercisable within 60 days are considered outstanding for computing the ownership percentage of the person holding such options, warrants or rights, but are not considered outstanding for computing the ownership percentage of any other person.

Name And Address(1)	Beneficially Owned	Percentage Owned
Chester Aldridge (2)	249,400	2.56%
Glenn Wong (3)	8,333	*
Ben Zadik (4)	130,000	1.33%
Kenny Cheung (5)	2,426,546	22.91%
Richard Auchinleck (6)	65,833	*
Geoff Heath (7)	21,042	*
James McCubbin (8)	4,167	*
Fluent Entertainment, Inc.	2,542,623	26.32%
JJJ Joseph Abrams (9)	570,942	5.86%
All current directors and executive officers as a group (7 persons) (10)	2,905,321	26.78%

* Less than 1% of the outstanding shares of common stock.

(1) Unless otherwise noted, the address for each person is 4000 Bridgeway, Suite 101, Sausalito, CA 94965

(2) Includes 74,400 options to purchase shares of Common Stock of the Company

(3)	Includes 8,333 options to purchase shares of Common Stock of the Company

(4)	Includes 113,000 options to purchase shares of Common Stock of the Company

(5)	Includes 66,667 options and 862,222 warrants to purchase shares of Common Stock of the Company

(6)	Includes 12,500 options and 26,667 warrants to purchase shares of Common Stock of the Company

(7)	Includes 17,708 options to purchase shares of Common Stock of the Company

(8)	Includes 4,167 options to purchase shares of Common Stock of the Company

(9)	Includes 78,445 warrants to purchase shares of Common Stock of the Company

(10)	Includes 297,108 options and 888,889 warrants to purchase shares of Common Stock of the Company

Changes in Control

None.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Neither our directors and executive officers, any person who beneficially owns, directly or indirectly, shares representing more than 5% of our common stock, any other related person as defined in Item 404 of Regulation S-B promulgated under the Securities Act of 1933, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons, has any material interest, direct or indirect, in any transaction that we have entered since the beginning of our last fiscal year, or any proposed transaction in which the amount involved exceeds $120,000 except that in January 2007, the Company acquired all of the assets of Roveractive, Inc., a Canadian Corporation, in exchange for 33,000 shares of common stock in the Company.  Messrs. Aldridge and Abrams were shareholders of  Roveractive, Inc.

ITEM 13. EXHIBITS

3.1	Articles of Incorporation(1)
3.2	By-Laws (1)
3.3	Certificate of Amendment to Certificate of Incorporation (2)
4.1	Articles of Merger (3)
4.2	Certificate of Merger (3)
4.3	Certificate of Amendment to Certificate of Incorporation (4)
4.3	Fiscal 2007 Employee Incentive Bonus Plan (5)
10.1	Co-publishing Agreement with Sony Online Entertainment, Inc. (3)
10.2	Software License Agreement with Ubisoft Entertainment S.A. (3)
10.3	Software Development and Licensing Agreement between Fluent Entertainment, Inc. and Sidhe Interactive including transfer to Registrant (3)
10.4	Licensing Agreement with the Codemasters Software Company Limited for Heroes of the Pacific (3)
10.5	Software Development and Licensing Agreement with IR Gurus Interactive dated January 21, 2005 (3)
10.6	Software Development and Licensing Agreement with Sidhe Interactive dated August 11, 2005 (3)
10.7	MTVN Merchandise License Agreement (3)
10.8	Software Development and Licensing Agreement with IR Gurus Interactive for Heroes of the Pacific (3)
10.9	Software Publishing and Distribution Agreement with Strategy First, Inc.(3)
10.10	Software Development and Licensing Agreement with IR Gurus Interactive dated December 21, 2005 (3)
10.11	Software Development and Licensing Agreement with IR Gurus Interactive dated March 3, 2006 (3)
10.12	Development and Publishing Agreement between 2WG and the Cannery for “Who Rocks”(3)
10.13	Development and Publishing Agreement between 2WG and the Cannery for “Bible Stumpers” (3)
10.14	Development and Publishing Agreement between 2WG and White Knight Games Pty Ltd. (3)
10.15	Software Distribution Agreement between 2WG and White Park Bay (3)
10.16	Software Licensing Agreement between 2WG and Cenega Publishing s.r.o. (3)
10.17	Software Licensing Agreement with Frank Miller, Inc. (6)
14.1	Code of Ethics (7)
21.1	Subsidiaries of the registrant: Name Place of Incorporation 2WG Media, Inc. Delaware Red Mile Australia PTY LTD Australia Roveractive Inc. Delaware
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (8)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (8)
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (8)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (8)

(1)	Incorporated by reference to our Form 10-SB filed on December 1, 2004
(2)	Incorporated by reference to our Form 8-K filed on May 2, 2006
(3)	Incorporated by reference to our Form 8-K filed on May 10, 2006
(4)	Incorporated by reference to our Form 8-K filed on February 6, 2007
(5)	Incorporated by reference to our Form 8-K filed on October 30, 2006
(6)	Incorporated by reference to our Form 8-K filed on May 23, 2007
(7)	Incorporated by reference to our Form 10-KSB for March 31, 2006
(8)	Filed herewith

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company's fiscal years ended March 31, 2007, and 2006, we were billed approximately $70,000 and $65,000, respectively, for professional services rendered for the audit of our financial statements. We also were billed approximately $48,000 and $15,000 for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our years ended March 31, 2007, and 2006, respectively.

Audit Related Fees

There were no other fees for audit related services for the fiscal years ended March 31, 2007 and 2006.

Tax Fees

For the Company's fiscal years ended March 31, 2007, and 2006 we were billed $12,000 and $5,000, respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended March 31, 2007 and 2006.

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

RED MILE ENTERTAINMENT, INC.
June 28, 2007	By: /s/ Chester Aldridge Chester Aldridge Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Chester Aldridge	Chairman and Chief Executive Officer	June 28, 2007
Chester Aldridge	(Principal Executive Officer)

/s/ Ben Zadik	Chief Financial Officer	June 28, 2007
Ben Zadik	(Principal Financial Officer)

/s/ Glenn Wong	President and Chief Operating Officer	June 28, 2007
Glenn Wong

/s/ Kenny Cheung	Director	June 28, 2007
Kenny Cheung

/s/ Richard Auchinleck	Director	June 28, 2007
Richard Auchinleck

/s/ James McCubbin	Director	June 28, 2007
James McCubbin

/s/ Geoffrey Heath	Director	June 28, 2007
Geoffrey Heath

Report of independent registered public accounting firm

To the Board of Directors and Stockholders
Red Mile Entertainment, Inc.

We have audited the accompanying consolidated balance sheets of Red Mile Entertainment, Inc. and its subsidiaries (the “Company”) as of March 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor have we been engaged to perform an audit of the Company’s internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Red Mile Entertainment, Inc. and its subsidiaries as of March 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses and negative cash flows from operations and has an accumulated deficit of $17.2 million at March 31, 2007. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1 and Note 13 to the consolidated financial statements, on April 1, 2006 the Company changed its method of accounting for stock-based compensation as a result of adopting Statement of Financial Accounting Standard No. 123 (revised 2004), “Share Based Payments” applying the prospective method.

/S/ Burr, Pilger & Mayer LLP
San Francisco, California
June 28, 2007

RED MILE ENTERTAINMENT, INC. AND SUBSIDIARIES
Consolidated Balance Sheets	March 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$1,912,992	$769,926
Marketable securities	-	10,313
Accounts receivable, net of reserves of $265,765 and $113,432	245,843	355,861
Inventory, net	77,232	-
Prepaid expenses and other assets	302,431	22,883
Current portion of issuance costs on senior secured convertible debentures	305,226	-
Software development costs and advanced royalties	6,072,849	3,280,769
Total current assets	8,916,573	4,439,752
Property and equipment, net	241,171	101,588
Long term portion of issuance costs on senior secured convertible debentures, net Intangible assets, net	176,321 114,240	- -
Other assets	313,244	205,000
Total assets	$9,761,549	$4,746,340

Liabilities, redeemable convertible preferred stock and stockholders’ deficit
Current liabilities:
Accounts payable	$994,675	$472,880
Accrued liabilities	1,124,398	531,645
Deferred revenue	-	27,500
Total current liabilities	2,119,073	1,032,025

Senior secured convertible debentures	8,244,000	--
Total liabilities	10,363,073	1,032,025

Commitments and contingencies:
Redeemable, convertible preferred stock, $0.001 par value; 15,000,000 shares authorized; 0 and 12,075,860 shares issued and outstanding, respectively; the aggregate redemption value and liquidity preference of $0 and $12,419,127, respectively.	-	12,077,075

Warrants on convertible redeemable preferred stock	-	342,052
	-	12,419,127
Stockholders’ deficit:

Common stock, $0.01 par value, authorized 100,000,000 shares; 9,661,740 and 4,806,957 shares outstanding, respectively	96,617	48,070
Additional paid-in capital	16,518,164	426,414
Accumulated other comprehensive income	1,885	--
Accumulated deficit	(17,218,190)	(9,179,296)
Total stockholders’ deficit	(601,524)	(8,704,812)
Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$9,761,549	$4,746,340

The accompanying notes are an integral part of these financial statements.

RED MILE ENTERTAINMENT, INC. AND SUBSIDIARIES

Consolidated statements of operations

	For the years ending March 31,
	2007	2006

Revenues, net	$1,017,927	$4,500,959

Cost of sales	3,673,841	5,477,252

Gross margin	(2,655,914)	(976,293)

Operating expenses
Research and development costs	525,796	244,080
General and administrative costs	3,251,326	1,500,196
Sales, marketing and business development costs	1,545,719	667,896
Public shell acquisition costs	-	467,530
Debt conversion inducement costs	-	1,000,000
Total operating expenses	5,322,841	3,879,702

Net loss before interest and provision for income taxes	(7,978,755)	(4,855,995)
Interest income (expense), net	(57,739)	7,117
Net loss before income tax expense	(8,036,494)	(4,848,878)
Income tax expense	2,400	800
Net loss	(8,038,894)	(4,849,678)
Accretion on redeemable convertible preferred stock	(101,200)	(5,990)
Net loss attributable to common shareholders	$(8,140,094)	$(4,855,668)
Net loss per common share, basic and diluted	$(.97)	$(1.10)
Shares used in computing basic and diluted loss per share	8,280,302	4,413,860

The accompanying notes are an integral part of these financial statements.

RED MILE ENTERTAINMENT INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Deficit

	Common Stock			Cumulative		Total
	Number of		Additional	Translation	Accumulated	Stockholders’
	Shares	Amount	Paid- in Capital	Adjustment	Deficit	Deficit

Balance, March 31, 2005	4,168,275	$12,505	$-	$-	$(4,329,618)	$(4,317,113)
Common stock issued in connection with two acquisitions	638,682	35,565	385,965	-	-	421,530
Stock based compensation	-	-	46,439	-	-	46,439
Accretion of redeemable, convertible preferred stock	-	-	(5,990)	-	-	(5,990)
Net loss	-	-	-	-	(4,849,678)	(4,849,678)

Balance, March 31, 2006	4,806,957	48,070	426,414	-	(9,179,296)	(8,704,812)
Common stock issued in connection with acquisition	33,333	333	124,667	-	-	125,000
Common stock cancelled in connection with non earnout on acquisition	(166,667)	(1,667)	(108,333)	-	-	(110,000)
Accretion of redeemable, convertible preferred stock	-		(101,200)		-	(101,200)
Translation adjustment	-	- -	-	1,885	-	1,885
Stock based compensation	-	-	366,879	-	-	366,879
Common stock issued in connection with conversion of preferred stock	4,988,117	49,881	15,809,737	-	-	15,859,618
Net loss	-	-	-	-	(8,038,894)	(8,038,894)
Balance March 31, 2007	9,661,740	$96,617	$16,518,164	$1,885	$(17,218,190)	$(601,524)

The accompanying notes are an integral part of these financial statements.

RED MILE ENTERTAINMENT INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
	March 31,
	2007	2006

Cash flows from operating activities:
Net loss	$(8,038,894)	$(4,849,678)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	131,038	52,839
Amortization of software development costs	430,190	3,333,000
Amortization of senior secured convertible debenture issuance costs	128,906	-
Amortization of intangibles	10,760	-
Debt conversion inducement costs	-	1,000,000
Loss on disposal of assets	885	-
Impairment of inventory	259,320	-
Impairment of software development and licensing costs	2,549,674	1,554,205
Public shell acquisition costs	-	467,530
Stock based compensation	366,879	46,439
Valuation allowance for price protection	171,841	-
Bad debt expense	93,924	-
Changes in current assets and liabilities
Accounts receivable	(155,747)	444,139
Inventory	(336,552)	-
Prepaid expenses and other current assets	(279,548)	(1,585)
Licenses		322,205
Inventory		-
Software development costs	(5,881,944)	(6,612,879)
Other assets		5,000
Accounts payable	521,795	223,011
Accrued liabilities	592,753	469,811
Deferred revenue	(27,500)	(772,500)
Net cash used in operating activities	(9,462,220)	(4,318,463)

Cash flows from investing activities:
Purchases of marketable securities	-	(617,109)
Sales of marketable securities	10,313	906,938
Acquisition of property and equipment	(271,064)	(108,300)
Amount related to public shell acquisition	-	(130,000)
Cash paid for other investment	(108,244)	(200,000)
Net Cash flows used in investing activities	(368,995)	(148,471)

Cash flows from financing activities:
Proceeds from issuances of redeemable preferred stock and warrants	3,504,916	4,019,825
Cost of redeemable convertible preferred stock issuances	(165,624)	(85,245)
Proceeds from issuance of senior secured convertible debentures	8,244,000	1,000,000
Costs from issuances of senior secured convertible debentures	(610,453)	-
Net cash provided by financing activities	10,972,839	4,934,580

Effect of exchange rate changes on cash	1,442	-
Net increase in cash	1,143,066	467,646
Cash and cash equivalents, beginning of period	769,926	302,280
Cash and cash equivalents, ending of period	$1,912,992	$769,926

Supplementary cash flow information:
Cash paid for interest expense	$132,296	$-
Cash paid for taxes	2,400	-
Supplemental Disclosure of Non-Cash Financing Transactions
Conversion of convertible debt to preferred stock	-	1,000,000
Shares issued – public shell acquisition Net share settlement on exercise of warrants	- 1,840	267,530 -
Shares (cancelled) issued – 2WG acquisition	(110,000)	154,000
Shares issued – Rover acquisition	125,000	-
Accretion of redeemable convertible preferred stock	101,200	5,990
Relative fair value of warrants issued for preferred stock		342,052
Cash due – public shell acquisition	-	70,000
The accompanying notes are an integral part of these financial statements.

RED MILE ENTERTAINMENT, INC.

Notes to Consolidated Financial Statements

March 31, 2007 and March 31, 2006

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business— Red Mile Entertainment, Inc. (“Red Mile” or “the Company”) was incorporated in Delaware in August of 2004. The Company is a developer and publisher of interactive entertainment software across multiple hardware platforms, with a focus on creating or licensing intellectual properties.  The Company sells its games directly to distributors and retailers in North America. In Europe and Australia, the Company licenses its games with major international game distributors or co-publishers in exchange for payment to the Company of either development fees or guaranteed minimum royalties. The guaranteed minimum royalties are recoupable by the partner against royalties computed under the various agreements. Once the partner recoups the guaranteed minimum royalties, the Company is entitled to additional royalties as computed under the agreements. The Company operates in one business segment, interactive software publishing.

Going Concern— The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses since inception of $17,218,190 at March 31, 2007, and has incurred negative cash flows from operations.

The Company shipped its first products in August and September of 2005 generating its initial revenue. The Company expects that sales growth from existing as well as new products will continue. The continuation of the Company as a going concern is dependent upon the continued financial support of current shareholders, current debenture holders, and new investors, of which management cannot make any assurances.

The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities or any other adjustment that might result from these uncertainties.

On January 30, 2007 the company amended its Certificate of Incorporation to affect a 1 for 3 reverse stock split of the company’s common stock. The consolidated financial statements for the current and prior periods have been adjusted to reflect the change in the number of shares.

Principals of Consolidation— The consolidated financial statements of Red Mile include the accounts of the Company, and its wholly-owned subsidiaries, 2WG Media, Inc., Roveractive, Inc. and Red Mile Australia Pty Ltd.  All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates– The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include sales returns and allowances, price protection estimates, provisions for doubtful accounts, accrued liabilities, estimates regarding the recoverability of prepaid royalties, inventories, software development costs, long lived assets, and deferred tax assets. These estimates generally involve complex issues and require us to make judgments, involve analysis of historical and future trends, can require extended periods of time to resolve, and or subject to change from period to period. Actual results could differ materially from our estimates.

Reclassification – Certain prior period items have been reclassified to conform to the current period’s presentation. These items include the reclassification of amounts from Common Stock to Additional Paid in Capital for the one for three reverse stock split which went into effect on February 8, 2007. These reclassifications had no impact on consolidated net income or total stockholders’ equity (deficit) as previously reported.

Cash, Cash Equivalents and Marketable Securities— The Company considers all highly liquid investments purchased with an original maturity of three months or less and money market funds to be cash equivalents.

Marketable securities generally mature between three and twelve months. All our short-term investments are classified as available for sale and are carried at their fair market value.

Concentration of Credit Risk— Financial instruments which potentially subject us to concentration of credit risk consist of temporary cash investments and accounts receivable. During the periods ended March 31, 2007 and March 31, 2006, we had deposits in excess of the Federal Deposit Insurance Corporation (“FDIC”) limit at one U.S. based financial institution. At March 31, 2007 and 2006, Red Mile had uninsured bank balances and certificates of deposit totaling approximately $1,731,829 and $669,000, respectively.

Receivable Allowances – Receivables are stated net of allowances for price protection, returns, discounts and doubtful accounts.

We grant price protection or discounts to, and sometimes allow product returns from, our customers under certain conditions.  Therefore, we record an allowance for price protection, returns and discounts at each balance sheet date.  The provision related to this allowance is reported in net revenues.  Price protection means credits relating to retail price markdowns on our products previously sold by us to customers.  We base these allowances on expected trends and estimates of potential future price protection, product returns and discounts related to current period product revenue.  Actual price protection, product returns and discounts may materially differ from our estimates as our products are subject to changes in consumer preferences, technological obsolescence due to new platforms or competing products.  Changes in these factors could change our judgments and estimates and result in variances in the amount of allowance required.  If customers request price protection in amounts exceeding the rate expected and if management agrees to grant it, then we may incur additional charges.

Inventories— Inventories consist of materials (including manufacturing royalties paid to console manufacturers), labor charges from third parties, and freight-in. Inventories are stated at the lower of cost or market, using the first-in, first-out method.  The Company performs periodic assessments to determine the existence of obsolete, slow moving and non-saleable inventories, and records necessary provisions to reduce such inventories to net realizable value.  We recognize all inventory reserves as a component of cost of goods sold.   During our fiscal year ending March 31, 2007, we had write-downs to estimated net realizable value of approximately $259,320, all charged to cost of goods sold.  All inventories are produced by third party manufacturers, and substantially all inventories are located at third party warehouses on consignment.

Software Development Costs— Software development costs include milestone payments to independent software developers and other third parties under development contracts and direct labor costs.

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

Commencing upon product release, capitalized software development costs are amortized to cost of sales using the greater of the ratio of actual cumulative revenues to the total of actual cumulative revenues plus projected future revenues for each game or straight-line over the estimated life of the product. As of March 31, 2007 and 2006, all projected project shipments were expected to occur within one year; accordingly, total software development costs were classified as current assets. For products that have been released in prior periods, we evaluate the future recoverability of capitalized amounts on a quarterly basis or when events or circumstances indicate the capitalized costs may not be recoverable. The primary evaluation criterion is actual title performance.

Significant management judgments and estimates are utilized in the assessment of when technological feasibility is established, as well as in the ongoing assessment of the recoverability of capitalized costs.  In evaluating the recoverability of capitalized costs, the assessment of expected product performance utilizes forecasted sales amounts and estimates of additional costs to be incurred.  If revised forecasted or actual product sales are less than and/or revised forecasted or actual costs are greater than the original forecasted amounts utilized in the initial recoverability analysis, the net realizable value may be lower than originally estimated in any given quarter, which could result in an impairment charge to cost of sales.

Property and Equipment— Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful life of the respective assets ranging from one to three years. Salvage values of these assets are not considered material. Repairs and maintenance costs that do not increase the useful lives and/or enhance the value of the assets are charged to operations as incurred.

Intangible Assets — Intangible assets primarily consist of a website and customer list in conjunction with the acquisition of the assets of Rover Interactive.  These intangible assets are being amortized by the straight-line method over their useful lives, ranging from 12 to 36 months.  Amortization of these intangible assets totaled $10,760 and $0 for the years ended March 31, 2007 and 2006, respectively.

Other Investment— We have a capital investment and hold a minority interest in a third party developer, IR Gurus Pty. Ltd, an Australian corporation, in connection with entertainment software products to be developed by the developer for us. We account for this capital investment using the cost method as we do not have the ability to exercise significant influence over the developers overall operation. At March 31, 2007, we owned 18% of the company at a book value of $200,000 which is classified in “Other Assets”.

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

 In many cases, Red Mile receives minimum guaranteed royalties from the co-publisher or distributor prior to delivery of the products. Pursuant to SOP 81-1, the completed contract method of accounting is used as these minimum guarantee royalties usually do not become non-refundable until the co-publisher or distributor accepts the completed product. These receipts are credited to deferred revenue when received. Revenues are recognized as the product is shipped and actual royalties are earned. Periodically, we review the deferred revenue and, when the product is no longer being actively sold by the co-publisher or distributor or when our forecasts show that a portion of the revenue will not be earned out, this excess is taken into revenue. For the year ended March 31, 2007, $27,000 of unearned fees were included in revenue.

Our co-publishers will reserve a portion of their estimated sales for returns. Red Mile’s royalty revenue bears a direct relationship to the revenue of our co-publishers and our co-publishers have extensive history on which to estimate future returns. Therefore, Red Mile will often book its returns and price protection reserves using the same reserve factors as its co-publisher in determining net royalty revenues.  Our returns and price protection reserves for the period ended March 31, 2007 and March 31, 2006 was $171,841 and $113,432, respectively.

Distribution Costs — Distribution costs, including shipping and handling costs of video games sold to customers, are included in cost of sales.

Advertising Expenses— We expense advertising costs as incurred which are included in Sales, Marketing and Business Development Costs. Advertising costs in the periods ended March 31, 2007 and March 31, 2006 were $102,973 and 0, respectively.

Income Taxes— The Company accounts for income taxes using an asset and liability approach, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities at applicable enacted tax rates. A valuation allowance is required against deferred tax assets if, based on the weight of available evidence, it is unlikely that the net deferred tax asset will be realized.

Foreign Currency Translation— The functional currency of our foreign subsidiary is its local currency. All assets and liabilities of our foreign subsidiary are translated into U.S. dollars at the exchange rate in effect at the end of the period, and revenue and expenses are translated at weighted average exchange rates during the period. The resulting translation adjustments are reflected as a component of accumulated other comprehensive income (loss) in shareholders’ equity. The functional currency of the Company’s assets and liabilities denominated in foreign currencies is the US dollar.

Stock-Based Compensation Plans— On April 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) 123(R), “Share-Based Payment” (the “Statement or “SFAS 123(R)”), requiring us to recognize expense related to the fair value of our stock-based compensation awards. Prior to April 1, 2006, the Company used the minimum value method in estimating the value of employee option grants as allowed by SFAS 123, amended by SFAS 148 “ Accounting for stock based compensation - transition and disclosure”. Accordingly, we have elected to use the prospective transition method as permitted by SFAS 123(R) and therefore have not restated our financial results for prior periods. Under this transition method, stock-based compensation expense for the twelve months ended March 31, 2007 includes compensation expense for all stock option awards granted subsequent to March 31, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). We recognize compensation expense for stock option awards on a straight-line basis over the requisite service period of the award.

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

 Prior to the adoption of SFAS 123(R), we applied SFAS 123, amended by SFAS 148, “Accounting for Stock-Based Compensation, Transition and Disclosure” (“SFAS 148”), which allowed companies to apply the existing accounting rules under Accounting Principles Board No. 25, “ Accounting for Stock Issued to Employees ,” (APB 25) and related Interpretations. In general, as the exercise price of options granted under these plans was equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation cost was recognized in our statements of operations for periods prior to the adoption of SFAS 123(R). As required by SFAS 148, prior to the adoption of SFAS 123(R), we disclosed reported net loss which included stock-based compensation expense of $0, calculated in accordance with APB 25, and then pro forma net loss as if the fair-value-based compensation expense calculated in accordance with SFAS 123 using the minimum value method had been recorded in the financial statements.

Loss Per Share— We computed basic and diluted loss per share amounts pursuant to the Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Basic loss per share are computed using the weighted average number of common shares outstanding during the period. Diluted loss per share are computed using the weighted average number of common and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon on exercise of stock options, warrants, and senior secured convertible debentures (using the treasury stock method). Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive.

The following table summarizes the weighted average shares outstanding:

	Year ended March 31, 2007	Year ended March 31, 2006
Basic weighted average shares outstanding	8,280,302	4,413,860
Total stock options outstanding	1,988,744	940,966
Less: anti-dilutive stock options due to loss	(1,988,744)	(940,966)
Total redeemable convertible preferred stock outstanding	—	4,025,287
Less: anti-dilutive redeemable convertible preferred stock due to loss	—	(4,025,287)
Total senior secured convertible debentures	1,570,286	—
Less. Anti-dilutive senior secured convertible debentures	(1,570,286)	—
Total warrants outstanding	2,794,176	3,394,287
Less: anti-dilutive warrants due to loss	(2,794,176)	(3,394,287)

Diluted weighted average shares outstanding	8,280,302	4,413,860

Recent Accounting Pronouncements
FIN 48

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48, which is effective for fiscal years beginning after December 15, 2006, also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company plans on reviewing in detail its tax situation to determine whether there are any uncertain tax positions but does not presently believe that there are any material such matters.

SFAS 157

In September 2006, FASB issued SFAS 157 ‘Fair Value Measurements’. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on financial statements.

SFAS 158

In September 2006, FASB issued SFAS 158 ‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)’ This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on financial statements.

SAB 108

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have an impact on our consolidated financial statements.

EITF 00-19-2

In December 2006, the FASB issued FASB Staff Position EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”). FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies.

A registration payment arrangement is defined in FSP EITF 00-19-2 as an arrangement with both of the following characteristics: (1) the arrangement specifies that the issuer will endeavor (a) to file a registration statement for the resale of specified financial instruments and/or for the resale of equity shares that are issuable upon exercise or conversion of specified financial instruments and for that registration statement to be declared effective by the US SEC within a specified grace period, and/or (b) to maintain the effectiveness of the registration statement for a specified period of time (or in perpetuity); and (2) the arrangement requires the issuer to transfer consideration to the counterparty if the registration statement for the resale of the financial instrument or instruments subject to the arrangement is not declared effective or if effectiveness of the registration statement is not maintained. FSP EITF 00-19-2 is effective for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP EITF 00-19-2, this guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. We do not expect the adoption of FSP EITF 00-19-2 to have a material impact on our consolidated financial statements.

SFAS 159

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for us on January 1, 2008. We are currently evaluating the impact of adopting SFAS 159 on our financial position, cash flows, and results of operations.

NOTE 2 — MARKETABLE SECURITIES

The value of the Company’s investments by major security type is as follows:

	Cost	Unrealized Gain	Unrealized Losses	Fair Value
March 31, 2007 Certificates of deposit	$—	$—	$—	$—

March 31, 2006 Certificates of deposit	$10,313	$—	$—	$10,313

Marketable securities include certificates of deposit with original maturities of greater than 90 days.

NOTE 3 — SOFTWARE DEVELOPMENT COSTS AND ADVANCED ROYALTIES

During the period ended March 31, 2007, we cancelled two projects under development and took a charge of $942,575 to Costs of Sales, included in impairment of software development costs in the table below.  The following table reconciles the beginning and ending capitalized product development cost balances for the following periods:

	Year ended March 31, 2007	Period ended March 31, 2006
Beginning balance	$3,280,769	$1,723,300
Capitalized licenses and software development costs	5,881,944	6,444,674
Impairment of software development costs	(2,659,674)	(1,554,205)
Amounts amortized to cost of sales	(430,190)	(3,333,000)

Ending balance	$6,072,849	$3,280,769

NOTE 4 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net was comprised of the following:

	March 31,
	2007	2006
Computer equipment and software	$424,169	$153,783
Office furniture and other equipment	14,292	14,292

Total cost of property and equipment	452,753	168,075
Less accumulated depreciation	(197,290)	(66,487)

Property and equipment, net	$241,171	$101,588

Depreciation expense for the periods ended March 31, 2007 and March 31, 2006 were $131,038 and $52,839, respectively.

NOTE 5 — INTANGIBLE ASSETS

	March 31,
	2007	2006

Website	$120,000	-
Customer list	2,500	-
Trade name	1,250	-
Domain name	1,250	-
Total cost of intangibles	125,000	-
Less accumulated amortization	(10,760)	-
Intangible assets, net	$114,240	-

In January 2007, the Company acquired all of the assets of Roveractive, Inc., a Canadian Corporation.  The purchase price of $125,000 was in exchange for 33,000 shares of common stock in the Company.  Amortization expense is computed using the straight-line method over the estimated useful lives, ranging from 12 to 36 months.  Amortization of these intangible assets totaled $10,760 and $0 for the years ended March 31, 2007 and 2006, respectively.

Expected amortization of these intangible assets over the next five years is as follows:

Year	Amount

2008	$42,417
2009	40,542
2010	30,438
2011	125
2012	125
$113,647

This transaction was not deemed to be a material business combination, as it was determined, based on the facts and circumstances, that it was not an operating business at the date of acquisition under Statement of Financial Accounting Standards No. 141 (FAS # 141) and as result, no pro forma results are required.  At the date of acquisition, the website had no specific operating expenses or revenue.

NOTE 6 — ACCRUED LIABILITIES

	March 31,
	2007	2006
Accrued royalties payable	$50,676	170,898
Accrued bonuses	87,314	169,000
Accrued milestone payments to developers	420,000	50,000
Accrued Marketing Accrued paid time off	175,000 38,741	— 45,323
Accrued liability for purchase of Edmonds 1	—	35,000
Accrued liability to related party for purchase of Edmonds 1	—	35,000
Accrued professional fees	217,370	20,000
Accrued Commissions	42,094	—
Other	93,203	6,424

Total	$1,124,398	$531,645

NOTE 7 — DEFERRED REVENUE

The Company recognizes revenues as earned.  Amounts billed in advance of the period in which service is rendered are recorded as a liability under “Deferred revenue.”

	March 31,
	2007	2006
		$
Crusty Demons	—		15,000
Disney’s Aladdin Chess Adventure	—		12,500

Total	$—		$27,500

NOTE 8 — INCOME TAXES

The provision for taxes on income was comprised of the following:

	March 31,
	2007	2006
Current:
Federal	—	—
State	2,400	800
Foreign	—	—

Total provision for taxes on income	2,400	800

Deferred tax balances consist of the following:

	March 31,
	2007	2006
Current tax assets:
Accrued paid time off	$70,599	$18,000
Net operating loss	5,620,311	2,456,000
Contribution carryforward	1,219	—
Stock based compensation	154,037	—
Depreciation	24,346	—
Intangibles	3,655	—
Section 280C research credit	42,974	—

Total current tax assets	5,917,141	2,474,000

Net current tax assets	5,917,141	2,474,000
Valuation allowance	(5,917,141)	(2,474,000)

Net deferred tax assets	—	—

At March 31, 2007, the Company operating loss carry forwards of approximately $13,600,000 for federal and state tax purposes which begin to expire in 2024 and 2014, respectively. Use of the net operating losses may be limited in the event of an ownership change as defined by the Internal Revenue Code. The valuation allowance increased by $3,443,141 and $1,534,000 for the periods ending March 31, 2007 and 2006, respectively.

The effective tax rate differs from the federal statutory rate for the years ended March 31, 2007 and 2006 as follows:

	March 31,
	2007	2006

Statutory federal income tax rate	34.0%	35.0%
State income taxes, net of federal benefit	8.0%	5.8%
Non-deductible expenses	(0.3)%	—
Increase in valuation allowance	(42.9)%	(31.6)%
Section 280C adjustment	0.6%	—
Permanent difference related to debt inducement	—	(8.3)%
Other	0.6%	(0.9)%

	0.0%	0.0%

NOTE 9 — CONTRACTUAL OBLIGATIONS

Developer and Intellectual Property Contracts

In the normal course of business we enter into contractual arrangements with third-parties for the development of products, as well as for the rights to license intellectual property. Under these agreements, we commit to provide specified payments to a developer, or intellectual property holder, based upon contractual arrangements. Typically, the payments to third-party developers are conditioned upon the achievement by the developers of contractually specified development milestones. These payments to third-party developers and intellectual property holders typically are deemed to be advances and are recoupable against future royalties earned by the developer or intellectual property holder based on the sale of the related game. Assuming all contractual provisions are met, the total future minimum contract commitment for contracts in place as of March 31, 2007 is approximately $6,540,918, which is scheduled to be paid as follows:

Year ended March 31
2008	$5,177,526
2009	1,363,392

Total	$6,540,918

Lease Commitments

Operating Leases — Red Mile leases its office space under a twelve month lease expiring March 2008 with monthly base rental of $6,240 per month. Rent expense for the years ended March 31, 2007 and 2006 was $97,390 and $62,400, respectively.

The minimum future lease payments for the above leases as of March 31, 2007 are $68,640 for the fiscal year ended March 31, 2008. No payments are due in future fiscal years beyond 2008.

NOTE 10 — REDEEMABLE CONVERTIBLE PREFERRED STOCK

In the twelve months ended March 31, 2007, the Company issued 658,667 investment units consisting of one share of Series B Redeemable Convertible Preferred Stock and a warrant to purchase an additional share of Redeemable Convertible Preferred Stock with a strike price of $4.50 and an expiration date of May 1, 2008 for $2,470,000. During the first quarter of fiscal 2007, the Company also issued 46,667 investment units consisting of one share of Series C Redeemable Convertible Preferred Stock and a warrant to purchase an additional share of Redeemable Convertible Preferred Stock with a strike price of $4.50 and an expiration date of May 1, 2008 for $175,000. Using the Black-Scholes option pricing model, the relative fair values of the Preferred Series B warrants and Preferred Series C warrants of $395,748 and $28,040 were allocated to Preferred Series B and Preferred Series C warrants on redeemable convertible preferred stock. The Series B and C redeemable convertible preferred stock were being accreted to their redemption values through the redemption date using the effective interest method. Accretion of redeemable convertible preferred stock was $101,200 and $5,990 for the periods ending March 31, 2007 and 2006, respectively.

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

The following table displays the net proceeds from Preferred Stock and the related warrants during the Company’s fiscal year 2007.

Series B Redeemable Convertible Preferred Stock proceeds	$2,470,000
Series C Redeemable Convertible Preferred Stock proceeds	175,000
Series B and C Redeemable Convertible Preferred Stock warrants proceeds	859,916
Cost of redeemable convertible preferred stock issuances	(165,624)
Total proceeds	$3,339,292

NOTE 11 — SENIOR SECURED CONVERTIBLE DEBENTURES

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

The total capitalized fees were $610,453, with the $494,640 in agent’s commissions comprising the majority of the capitalized fees. The remaining $115,813 in fees was primarily legal fees.

The Debentures carry a coupon rate of 5.5% per annum, non-compounded, and the interest is payable semi-annually on March 15 and September 15 in cash, or in kind.  The accrued interest at March 31, 2007 is $19,876. This is included within the Accrued Liabilities account.  For the year ended 2007, interest expense was $190,817, of which $58,521 was capitalized to software development costs, in accordance with SFAS 34, “Capitalization of Interest Cost.”  .

The Debentures are secured direct senior obligations of the Company secured against all present and after acquired property of the Company except for accounts receivable in which case the Debenture holders rank less senior to other creditors for the security interest in accounts receivable. The Debentures have full rights to piggyback registration after a period of 12 months.

NOTE 12 — COMMON STOCK

On December 24, 2004, the Company issued 3,000,000 of its common stock to founders for cash of $3,000.

In connection with the purchase of certain assets and taking responsibility for certain liabilities of Fluent Entertainment, Inc., we issued a total of 3,168,275 shares. Included in the assets acquired were three games under development; Jackass, Crusty demons and GripShift with related licenses. Subsequently, the Jackass game development project was terminated and restarted with a new developer.

In October 2005, we acquired Edmonds 1, Inc. for 405,348 shares of common stock, warrants to purchase 132,667 shares of common stock and $200,000.

In December 2005, we acquired 2WG Media, Inc. for 66,667 shares of common stock and an earn-out where we might have issued an additional 166,667 shares of common stock.  The earn-out period has passed and no additional shares were earned.  The 166,667 shares of common stock have been cancelled.

NOTE 13 — STOCK OPTIONS AND STOCK COMPENSATION

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Year Ended March 31, 2007
Expected life (in years)	4.2 - 6.5
Risk free rate of return	4.5% - 5.13%
Volatility	50% - 80%
Dividend yield	-
Forfeiture rate	9% - 15%

The following table sets forth the total stock-based compensation expense for the period ended March 31, 2007, resulting from options awarded to employees and consultants during period ended March 31, 2007.  No employee option expense was recorded for the period ended March 31, 2006 as we elected to adopt 123(R) on April 1, 2006.  All research and development costs, and sales, marketing, and business development costs in this table are related to employees. General and administrative costs are broken out between those related to consultants and those related to employees.

	Year Ended March 31, 2007	March 31, 2006
Research and development costs	$16,517	$-
Sales, marketing, and business development costs	14,569	-
General and administrative costs—consultants	329,048	46,439
General and administrative costs—employees	6,745	-
Stock-based compensation before income taxes	366,879	46,439
Income tax benefit	-	-
Total stock-based employee compensation expense after income taxes	$366,879	$46,439

The following table sets forth the total stock-based compensation expense for the periods ended March 31, 2007 and 2006, resulting from options awarded to both employees and consultants during the periods ended March 31, 2007 and 2006.

	Year Ended March 31, 2007	March 31, 2006
Stock-based employee compensation expense before income taxes	$37,831	$-
Stock-based consultant compensation expense before income taxes	329,048	46,439
Stock-based compensation before income taxes	366,879	46,439
Income tax benefit	-	-
Total stock-based employee compensation expense after income taxes	$366,879	$46,439

During the year ended March 31, 2007, 148,333 common stock options were granted to non-employees. In the case where shares have been granted to third parties, the fair value of such shares is recognized as an expense in the period issued. Using the Black-Scholes option pricing model, the fair value of such options issued for the period ending March 31, 2007 and 2006 was $329,048 and $46,439.

On April 8, 2005, the Board of Directors approved the Red Mile Entertainment 2005 Stock Option Plan which permits the Board of Directors to grant to officers, directors, employees and third parties incentive stock options (“ISOs”), non-qualified stock options, restricted stock and stock appreciation rights (“SARs”). As of March 15, 2007, the Board of Directors and stockholders holding a majority of voting power voted to authorize the board of directors, at its discretion, to amend the 2005 Stock Option Plan. This amendment would take effect no sooner than May 14, 2007. Under the Amended Plan, options for 2,500,000 shares of common stock are reserved for issuance.  At March 31, 2007, 511,255 options are available for grant.  Options have been issued with exercise prices of between $0.66 and $4.00 per share as follows:

Options Outstanding				Options Exercisable

	Number	Weighted Avg.	Weighted Avg.	Number	Weighted Avg.
Range of Exercise Prices	Outstanding	Remaining Life	Exercise Price	Exercisable	Exercise Price
$0.66 - $1.49	902,910	8.78	0.71	534,362	0.74
$1.50 - $2.37	96,667	12.02	2.89	60,417	1.89
$2.38 - $4.00	989,167	10.34	4.03	12,222	3.30
	1,988,744		$ 3.02	607,000	$ 0.83

Option activity under the Amended Plan is as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at April 1, 2005	-	$-		$-
Granted	940,966	0.75
Exercised	-	-
Forfeited or expired	-	-	-	-
Outstanding at March 31, 2006	940,966	$0.75	-	-
Exercisable at March 31, 2006	177,620	$0.90	-	-
Granted	1,124,167	3.75
Exercised	-	-
Forfeited or expired	(76,388)	$2.73	-	-
Outstanding at March 31, 2007	1,988,745	$2.28	9.71	$3,420,166
Exercisable at March 31, 2007	607,000	$0.83	8.65	$1,926,537

In the case where shares have been granted to third parties, the fair value of such shares is recognized as an expense in the period issued. Using the Black-Scholes option pricing model, the fair values of such options issued for the years ending March 31, 2007 and 2006 were $329,048 and $46,439, respectively. During the twelve months ended March 31, 2007, at the time of grant, the estimated fair values per option were from $0.33 to $2.94.

In the case of shares granted to employees, the fair value of such shares is recognized as an expense over the service period. The fair value of such options issued for the year ending March 31, 2007 was $1,837,618. Expense recognized for the year ending March 31, 2007 was $37,831.  The unamortized cost remaining at March 31, 2007 was $1,470,739 with a weighted average expected term for recognition of 4.49 years. During the twelve months ended March 31, 2007 at the time of grant, the estimated fair values per option were from $.33 to $2.94.

NOTE 14 — WARRANTS

The following table lists the total number of warrants outstanding as of March 31, 2007.

Expiring	Strike Price	Number of common shares
December 31, 2007	4.50	681,778
May 1, 2008	4.50	585,287
May 2, 2008	4.50	845,333
December 31, 2008	5.25	681,778
Total		2,794,176

During the fiscal year ended March 31, 2007, there were 219,546 warrants with a $3.30 strike price exercised, and 36,111 warrants with a $3.75 strike price were exercised.  17,000 warrants with a $3.75 strike price were exercised cashless. During this period there were also 628,666 and 510,000 warrants with a $3.75 and $3.30 strike price, respectively, which expired.

NOTE 15 --CONCENTRATIONS

Customer base
 Our customer base includes distributors, co-publishers, and retailers of video games in the United States, Europe, and Australia. We review the credit worthiness of our customers on an ongoing basis, and believe that we need an allowance for potential credit losses at March 31, 2007 of $93,924. Also netted against accounts receivable are returns and price protection reserves on existing receivables of $171,841. The receivables recorded from our customers are net of their reserves for uncollectible accounts, returns and price protection reserves from their customers. Account balances are charged off against the allowance when the Company believes it is probable that accounts receivable will not be recovered. As of March 31, 2007, we had two customers who accounted for 49.1% and 28.1% of gross accounts receivable. These customers were Navarre Corporation and GameStop, respectively. Navarre Corporation, Game Stop and Kock Media accounted for 48.1%, 18.1% and 14.7%, respectively, of consolidated revenue during the fiscal 2007. As of March 31, 2006, we had two customers who accounted for 79.2% and 16.6% of gross accounts receivable.

Operations by Geographic Area

Our products are sold in North America, Europe, and Australia through third-party licensing arrangements, through distributors, and through retailers. During the year ended March 31, 2007, we derived substantially all revenue in the United States.

The following table displays revenue by location:

Location	Revenue

United States	$863,934
Europe	78,573
Australia	75,420
$1,017,927

Location of assets

The Company’s tangible assets excluding inventory are located at its corporate offices in Northern California and on loan to a third party developer in Melbourne, Australia. Inventory is located at several third party warehouse facilities, primarily in Minnesota.

NOTE 16 — ACQUISITIONS

Acquisition of 2WG Media, Inc.

In September 2005, we acquired 39.9% of 2WG Media, Inc. (“2WG”), a newly formed developer and publisher of personal computer and DVD games, in exchange for a commitment to fund 2WG up to $500,000 in operating expenses and new product development. 2WG LLC owned the remaining 60.1% interest. In December 2005, we merged 2WG into a newly formed wholly-owned subsidiary and exchanged all of the outstanding stock of 2WG owned by 2WG LLC for 66,667 shares of our common stock and an earn-out where we might have issued an additional 166,667 shares of common stock in order to position ourselves to take advantage of relationships which 2WG has developed. (See Description of Our Business-Acquisitions).  The earn-out period has passed and no additional shares were earned.

NOTE 17 — SUBSEQUENT EVENTS

On June 25 through June 27, 2007, the Company issued an aggregate of $2,050,000 of Convertible Promissory Notes (the "Notes') to a total of 19 note holders with J.F. Mackie & Company, Ltd. acting as the placement agent (the "Agent"). All the note holders are residents of Canada. The Notes mature on the earlier to occur of a Sale Event, as defined below, or the one year anniversary of the date of issuance. A Sale Event constitutes a bona fide, negotiated transaction or integrated series of transaction pursuant to which either: (i) the Company merges or consolidates with any other non-affiliated entity or sells, exchanges, or otherwise disposes of all or substantially all of its assets to a nonaffiliated third party; or (ii) in which more than 50% of the Company's voting power is transferred in a private placement to one person.

In addition, on June 25, 2007, the Company, without the assistance of the Agent, issued a $350,000 Convertible Promissory Note to one note holder. This note holder is also a resident of Canada. This note matures on the same terms as the Notes (the Notes and this additional note, the "Combined Notes").

The Combined Notes will automatically convert if the Company completes prior to maturity an equity financing in an amount of approximately $10 million on certain terms. In the case of such a Conversion, the Combined Notes will convert into the form of equity issued by the Company in that equity financing at a price per share equal to the lowest price in that financing. Immediately upon such conversion, the Note Holder will also receive one half of one warrant for every share received upon conversion of the note held by such Note Holder, exercisable at $2.75 per share for a period of 2 years from the closing date of such equity financing.

The Combined Notes bear interest at the rate of 10% per annum, non-compounded, and the interest is payable in cash by the Company on the maturity date. The Agent is to be paid a commission equal to 6% of the principal amount of the Notes.

The Combined Notes are subordinated obligations of the Company secured against all present and after acquired assets of the Company.

The Combined Notes were issued in private placement transactions to investors who are not "U.S, persons" pursuant to the exemption from registration provided by Rules 901 and 903 of Regulation S under the Securities Act of 1933, as amended.