Form 10QSB
period 2007-06-30
Red Mile Entertainment Inc
filed 2007-08-13
CIK 1309053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

-----------------------------------------
FORM 10-QSB
-----------------------------------------

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2007

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

Number of shares of the registrant's common stock outstanding as of August 10, 2007 is: 15,854,123.

Transitional Small Business Disclosure Format (check one) Yes ☐ No [ X ]

Part I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

RED MILE ENTERTAINMENT, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
	June 30, 2007	March 31, 2007
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$2,245,906	$1,912,992
Accounts receivable, net of reserves of $238,168 and $265,765	413,034	245,843
Inventory, net	50,003	77,232
Prepaid expenses and other assets	300,177	302,431
Current portion of issuance costs on senior secured convertible debentures and convertible promissory notes	528,240	305,226
Software development costs and advanced royalties	7,213,805	6,072,849
Total current assets	10,751,165	8,916,573
Property and equipment, net	197,275	241,171
Long term portion of issuance costs on senior secured convertible debentures, net Intangible assets, net	- 103,479	176,321 114,240
Other assets	360,610	313,244
Total assets	$11,412,529	$9,761,549

Liabilities, and stockholders’ deficit
Current liabilities:
Accounts payable:	$903,617	$994,675
Accrued liabilities Convertible promissory notes	1,476,782 2,400,000	1,124,398 -
Deferred revenue	248,018	-
Total current liabilities	5,028,417	2,119,073

Senior secured convertible debentures	8,244,000	8,244,000
Total liabilities	13,272,417	10,363,073

Common stock, $0.01 par value, authorized 100,000,000 shares; 9,661,740 and 9,661,740 shares outstanding, respectively	96,617	96,617
Additional paid-in capital	16,635,915	16,518,164
Accumulated other comprehensive income	2,614	1,885
Accumulated deficit	(18,595,034)	(17,218,190)
Total stockholders’ deficit	(1,859,888)	(601,524)
Total liabilities, and stockholders’ deficit	$11,412,529	$9,761,549

The accompanying notes are an integral part of these unaudited condensed financial statements.

RED MILE ENTERTAINMENT, INC. AND SUBSIDIARIES

Condensed Consolidated statements of operations
(Unaudited)

	Three months ended June 30,
	2007	2006

Revenues, net	$274,422	$41,848

Cost of sales	252,508	37,460

Gross margin	21,914	4,388

Operating expenses
Research and development costs	154,027	85,830
General and administrative costs	898,066	683,084
Sales, marketing and business development costs	235,431	231,944
Total operating expenses	1,287,524	1,000,858

Net loss before interest and provision for income taxes	(1,265,610)	(996,470)
Interest income (expense), net	(111,234)	5,545
Net loss before income tax expense	(1,376,844	(990,925)
Income tax expense	-	-
Net loss	(1,376,844)	(990,925)
Accretion on redeemable convertible preferred stock	-	(30,888)
Net loss attributable to common shareholders	$(1,376,844)	$(1,021,813)
Net loss per common share, basic and diluted	$(0.14)	$(0.16)
Shares used in computing basic and diluted loss per share	9,661,740	6,552,092

The accompanying notes are an integral part of these unaudited condensed financial statements.

 RED MILE ENTERTAINMENT INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended June 30,
	2007	2006

Cash flows from operating activities:
Net loss	$(1,376,844)	$(990,925)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	46,200	18,704
Amortization of software development costs	74,017	32,998
Amortization of senior secured convertible debenture issuance costs	76,307	-
Amortization of intangibles`	10,761	-
Loss on disposal of asset	1,970	-
Impairment of inventory	12,836	-
Impairment of software development and licensing costs	14,772	37,575
Stock based compensation	117,751	69,107
Reserve for price protection and bad debt expense	(27,597)	-
Changes in current assets and liabilities
Accounts receivable	(139,594)	92,044
Inventory	14,393	-
Prepaid expenses and other current assets	(120,746)	(29,320)
Software development costs	(1,229,743)	(803,225)
Other assets	-	(41,727)
Accounts payable	(91,058)	(298,185)
Accrued liabilities	352,384	(141,721)
Deferred revenue	248,018	62,500
Net cash used in operating activities	(2,016,173)	(1,992,175)

Cash flows from investing activities:
Sales of marketable securities	-	10,313
Acquisition of property and equipment	(4,182)	(85,679)
Cash paid for other investment	(47,366)	-
Net Cash flows used in investing activities	(51,548)	(75,366)

Cash flows from financing activities:
Proceeds from sales of preferred stock and warrants	-	2,645,000
Cost of redeemable convertible preferred stock issuances	-	(165,624)
Proceeds from issuance of convertible promissory notes	2,400,000	-
Net cash provided by financing activities	2,400,000	2,479,376

Effect of exchange rate changes on cash	635	(977)
Net increase in cash	332,914	410,858
Cash and cash equivalents, beginning of period	1,912,992	769,926
Cash and cash equivalents, ending of period	$2,245,906	$1,180,784

Supplemental Disclosure of Non-Cash Financing Transactions
Agent commissions accrued on issuance of convertible promissory notes	$123,000	-
Accretion of redeemable convertible preferred stock	-	$30,888
Relative fair value of warrants issued for preferred stock	-	$423,788
Conversion of Series A Redeemable Convertible Preferred Stock, net of offering costs	-	$10,344,446

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

RED MILE ENTERTAINMENT, INC.
Notes to Condensed Consolidated Financial Statements
 (Unaudited)

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business— Red Mile Entertainment, Inc. (“Red Mile” or “the Company”) was incorporated in Delaware in August of 2004. The Company is a developer and publisher of interactive entertainment software across multiple hardware platforms, with a focus on creating or licensing intellectual properties.  The Company sells its games directly to distributors and retailers in North America. In Europe and Australia, the Company either sells its games directly to distributors or licenses its games with major international game co-publishers in exchange for payment to the Company of either development fees or guaranteed minimum payments. The guaranteed minimum payments are recoupable by the partner against amounts owed computed under the various agreements. Once the partner recoups the guaranteed minimum payments, the Company is entitled to additional payments as computed under the agreements. The Company operates in one business segment, interactive software publishing.

Going Concern— The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses since inception of $18,595,034 at June 30, 2007, and has incurred negative cash flows from operations.

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

Basis of Presentation — The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the instructions for Form 10-QSB and Article 10 of Regulation SX. Accordingly, the financial statements do not include all the information and disclosures necessary for a presentation of the Company’s financial position, results of operations and cash flows in conformity with generally accepted accounting principals in the United States of America. In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the Company’s financial position, results of operations and cash flows. The results of operations for an interim period are not necessarily indicative of the results for the full year. The financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2007.

On January 30, 2007 the company amended its Certificate of Incorporation to affect a 1 for 3 reverse stock split of the company’s common stock. The unaudited condensed consolidated financial statements for the current and prior periods have been adjusted to reflect the change in the number of shares.

Principals of Consolidation— The consolidated financial statements of Red Mile include the accounts of the Company, and its wholly-owned subsidiaries, 2WG Media, Inc., Roveractive, Ltd. and Red Mile Australia Pty Ltd.  All intercompany accounts and transactions have been eliminated in consolidation.

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

Concentration of Credit Risk— Financial instruments which potentially subject us to concentration of credit risk consist of temporary cash investments and accounts receivable. During the periods ended June 30, 2007 and March 31, 2007, we had deposits in excess of the Federal Deposit Insurance Corporation (“FDIC”) limit at one U.S. based financial institution. At June 30, 2007 and March 31, 2007, Red Mile had uninsured bank balances and certificates of deposit totaling approximately $2,159,000 and $1,731,000, respectively.

Receivable Allowances – Receivables are stated net of allowances for price protection, returns, discounts and doubtful accounts.

We grant price protection to, and sometimes allow product returns from our customers under certain conditions.  Therefore, we record an allowance for price protection and returns at each balance sheet date.  The provision related to this allowance is reported in net revenues.  Price protection means credits relating to retail price markdowns on our products previously sold by us to customers.  We base these allowances on expected trends and estimates of potential future price protection and product returns related to current period product revenue.  Actual price protection and product returns may materially differ from our estimates as our products are subject to changes in consumer preferences, technological obsolescence due to new platforms or competing products.  Changes in these factors could change our judgments and estimates and result in variances in the amount of allowance required.  If customers request price protection in amounts exceeding the rate expected and if management agrees to grant it, then we may incur additional charges against our net revenues.

Intangible Assets — Intangible assets primarily consist of a website and customer list in conjunction with the acquisition of the assets of Rover Interactive.  These intangible assets are being amortized by the straight-line method over their useful lives, ranging from 12 to 120 months.  Amortization of these intangible assets totaled $10,760 and $0 for the three months ended June 30, 2007 and 2006, respectively.

Other Assets – Other assets consist primarily of our 18% equity investment in the outstanding shares of IR Gurus Pty Ltd, a developer of interactive video games headquartered in Melbourne, Australia.

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

Software Development Costs and Prepaid Royalties— Software development costs include milestone payments to independent software developers and other third parties under development contracts and direct labor costs.  Software development costs also include license payments made to licensors of intellectual property we license.

Software development costs are accounted for in accordance with Statement of Financial Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed”.

Software development costs are capitalized once technological feasibility of a product is established and such costs are determined to be recoverable. For products where proven technology exists, this may occur very early in the development cycle. Technological feasibility is evaluated on a product-by-product basis. Capitalized costs for those products that are cancelled or abandoned are charged immediately to cost of sales. The recoverability of capitalized software development costs is evaluated based on the expected performance of the specific products for which the costs relate.

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

Significant management judgments and estimates are utilized in the assessment of when technological feasibility is established, as well as in the ongoing assessment of the recoverability of capitalized costs.  In evaluating the recoverability of capitalized software development costs, the assessment of expected product performance utilizes forecasted sales amounts and estimates of additional costs to be incurred.  If revised forecasted or actual product sales are less than and/or revised forecasted or actual costs are greater than the original forecasted amounts utilized in the initial recoverability analysis, the net realizable value may be lower than originally estimated in any given quarter, which could result in an impairment charge to cost of sales.

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

 In many cases, Red Mile receives minimum guaranteed royalties from the co-publisher or distributor prior to delivery of the products. Pursuant to SOP 81-1, the completed contract method of accounting is used as these minimum guarantee royalties usually do not become non-refundable until the co-publisher or distributor accepts the completed product. These receipts are credited to deferred revenue when received. Revenues are recognized as the product is shipped and actual royalties are earned. Periodically, we review the deferred revenue and, when the product is no longer being actively sold by the co-publisher or distributor or when our forecasts show that a portion of the revenue will not be earned out, this excess is taken into revenue. For the three month ended June 30, 2007, no unearned fees were included in revenue.

Our co-publishers will reserve a portion of their estimated sales for returns. Red Mile’s royalty revenue bears a direct relationship to the revenue of our co-publishers and our co-publishers have extensive history on which to estimate future returns. Therefore, Red Mile will often book its returns and price protection reserves using the same reserve factors as its co-publisher in determining net royalty revenues.  Our returns and price protection reserves for the three months ended June 30, 2007 and June 30, 2006 was $144,244 and $0, respectively.

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

Stock-Based Compensation Plans— On April 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) 123(revised 2004), “Share-Based Payment” (the “Statement or “SFAS 123(R)”), requiring us to recognize expense related to the fair value of our stock-based compensation awards. Prior to April 1, 2006, the Company used the minimum value method in estimating the value of employee option grants as allowed by SFAS 123, amended by SFAS 148 “ Accounting for stock based compensation - transition and disclosure”. Accordingly, we have elected to use the prospective transition method as permitted by SFAS 123(R) and therefore have not restated our financial results for prior periods. Under this transition method, stock-based compensation expense for the three months ended June 30, 2007 includes compensation expense for all stock option awards granted subsequent to March 31, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). We recognize compensation expense for stock option awards on a straight-line basis over the requisite service period of the award.

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

The following table summarizes the weighted average shares outstanding:

	Three Months Ended June 30,
	2007	2006
Basic weighted average shares outstanding	9,661,740	6,552,092
Total stock options outstanding	1,988,745	1,037,633
Less: anti-dilutive stock options due to loss	(1,988,745)	(1,037,633)
Total redeemable convertible preferred stock outstanding	-	1,278,287
Less: anti-dilutive redeemable convertible preferred stock due to loss	-	(1,278,287)
Total senior secured convertible debenture	1,570,286	-
Less: anti-dilutive seniot secured convertible debenture due to loss	(1,570,286)	-
Total warrants outstanding	2,794,176	4,099,620
Less: anti-dilutive warrants due to loss	(2,794,176)	(4,099,620)
Total convertible promissory notes outstanding	960,000	-
Less: anti-dilutive convertible promissory notes due to loss	(960,000)	-
Diluted weighted average shares outstanding	9,661,740	6,552,092

NOTE 2 — ACCRUED LIABILITIES

	June 30, 2007	March 31, 2007
Accrued professional fees	$159,771	$217,370
Accrued royalties payable	55,851	50,676
Accrued bonuses	127,530	87,314
Accrued interest on senior secured convertible debentures	137,194	—
Accrued milestone payments to developers	510,000	420,000
Accrued paid time off	54,017	38,741
Other miscellaneous	26,208	93,203
Accrued marketing costs	235,000	175,000
Accrued commissions	171,211	42,094
Total	$1,476,782	$1,124,398

NOTE 3 — DEFERRED REVENUE

	June 30, 2007	March 31, 2007
Lucinda Green’s Equestrian Challenge	$248,018	$—

Total	$248,018	$—

NOTE 4 — COMMITMENTS

In the normal course of business, we enter into contractual arrangements with third-parties for the development of products, as well as for the rights to intellectual property. Under these agreements, we commit to provide specified payments to a developer, or intellectual property holder, based upon contractual arrangements. Typically, the payments to third-party developers are conditioned upon the achievement by the developers of contractually specified development milestones. These payments to third-party developers and intellectual property holders may be deemed to be advances and are recoupable against future royalties earned by the developer or intellectual property holder based on the sale of the related game. Assuming all contractual provisions are met, the total future minimum contract commitments for development contracts and intellectual property holders in place as of June 30, 2007 are approximately $14,734,929. which is scheduled to be paid as follows:

	Year ended March 31,
	2008	$8,717,796
	2009	6,017,134
Total		$14,734,929
 Lease Commitments

Operating Leases — Red Mile leases its office space under a twelve month operating lease expiring March 2008 with a monthly base rental of $6,240 per month. Rent expense for the three months ended June 30, 2007 and 2006 was $18,720 and $24,150, respectively.

The minimum future lease payments for the above lease as of June 30, 2007 is $49,920 for the fiscal year ended March 31, 2008. No payments are due in future fiscal years beyond 2008.

NOTE 5 — DEBT

Convertible Promissory Notes

On June 25 through June 27, 2007, the Company issued an aggregate of $2,050,000 of Convertible Promissory Notes (the “Notes”) to a total of 19 note holders with J.F. Mackie & Company, Ltd. acting as the placement agent (the “Agent”). All the note holders are residents of Canada. The Notes mature on the earlier to occur of a Sale Event, as defined below, or the one year anniversary of the date of issuance.  A Sale Event constitutes a bona fide, negotiated transaction or integrated series of transaction pursuant to which either: (i) the Company merges or consolidates with any other non-affiliated entity or sells, exchanges, or otherwise disposes of all or substantially all of its assets to a non-affiliated third party; or (ii) in which more than 50% of the Company’s voting power is transferred in a private placement to one person.

In addition, on June 25, 2007, the Company, without the assistance of the Agent, issued a $350,000 Convertible Promissory Note to one note holder. This note holder is also a resident of Canada. This note matures on the same terms as the Notes (the Notes and this additional note, the “Combined Notes”).

The Combined Notes will automatically convert concurrent with the consummation of a Next Financing prior to the Maturity Date. In the case of such a conversion, the Combined Notes will convert into the form of equity issued by the Company in that equity financing at a price per share equal to the lowest price in that financing. Immediately upon such conversion, the Note Holder will also receive one half of one warrant for every share received upon conversion of the note held by such Note Holder, exercisable at $2.75 per share for a period of 2 years from the closing date of such equity financing.

The Combined Notes bear interest at the rate of 10% per annum, non-compounded, and the interest is payable in cash by the Company on the maturity date. The Agent is to be paid a commission equal to 6% of the principal amount of the Notes.

The Company issued the Agent and its nominees broker’s warrants entitling it to purchase up to 215,408 shares of the Common Stock at $3.00 until July 18, 2009.

The Combined Notes are subordinated obligations of the Company secured against all present and after acquired assets of the Company.

The Combined Notes were issued in private placement transactions to investors who are not "U.S. persons" pursuant to the exemption from registration provided by Rules 901 and 903 of Regulation S under the Securities Act of 1933, as amended.

On July 18, 2007, the convertible promissory notes automatically converted upon the completion of a private placement financing as described in our subsequent events note (Note 10) into 960,000 shares of the Company’s common stock and 192,000 warrants.  One whole warrant entitles the holder to acquire, for no additional consideration, one common share of the Company in the event that the Company does not complete a liquidity transaction by March 18, 2008.  The warrants will automatically be cancelled if the Company completes such a liquidity transaction by March 18, 2008.

In addition, the Company issued to the note holders warrants to purchase 480,000 shares of the Common Stock at $2.75 per share until July 18, 2009.

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

The Debentures carry a coupon rate of 5.5% per annum, non-compounded, and the interest is payable semi-annually on March 15 and September 15 in cash, or in kind.  The accrued interest at June 30, 2007 is $132,920. This is included within the Accrued Liabilities account.  For the three month ended June 30, 2007, interest expense was $113,044, of which $16,347 was capitalized to software development costs, in accordance with SFAS 34, “Capitalization of Interest Cost.”  .

The Debentures are secured direct senior obligations of the Company secured against all present and after acquired property of the Company except for accounts receivable in which case the Debenture holders rank less senior to other creditors for the security interest in accounts receivable. The Debentures have full rights to piggyback registration after a period of 12 months.

On July 18, 2007, holders of more than 66 2/3% of the $8,244,000 principal amount of senior secured convertible debentures and the accrued interest on the debentures, after a proposal brought forth by the Company, voted by way of extraordinary resolution to cancel such debentures and convert the principal and accrued interest amounts of their debentures into shares of the Company’s stock at $2.50 per share, thereby resulting in the conversion of the full principal and interest amounts associated with such debentures into 3,359,713 shares of the Company’s common stock (see Note 10).

NOTE 6 — STOCK OPTIONS AND STOCK COMPENSATION

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Period Ended June 30, 2007
Expected life (in years)	4.2 – 6.5
Risk free rate of return	4.5% - 5.13%
Volatility	50% - 80%
Dividend yield	-
Forfeiture rate	9% - 15%

The following table sets forth the total stock-based compensation expense for the three months ended June 30, 2007 and June 30, 2006.  All research and development costs, and sales, marketing, and business development costs in this table are related to employees. General and administrative costs are broken out between those related to consultants and those related to employees.

	Three Months Ended June 30, 2007	June 30, 2006
Research and development costs	$5,597	$	$ 1,736
Sales, marketing, and business development costs	7,284		4,850
General and administrative costs—consultants	-		62,521
General and administrative costs—employees	104,870		-
Stock-based compensation before income taxes	117,751		69,107
Income tax benefit	-		-
Total stock-based employee compensation expense after income taxes	$117,751		$$69,107

The following table sets forth the total stock-based compensation expense for the three months ended June 30, 2007 and 2006:

	Three Months Ended June 30, 2007	June 30, 2006
Stock-based employee compensation expense before income taxes	$117,751	$6,586
Stock-based consultant compensation expense before income taxes	-	62,521
Stock-based compensation before income taxes	117,751	69,107
Income tax benefit	-	-
Total stock-based employee compensation expense after income taxes	$117,751	$69,107

During the three months ended June 30, 2007, no common stock options were granted to non-employees.

On April 8, 2005, the Board of Directors approved the Red Mile Entertainment 2005 Stock Option Plan which permits the Board of Directors to grant to officers, directors, employees and third parties incentive stock options (“ISOs”), non-qualified stock options, restricted stock and stock appreciation rights (“SARs”). At March 15, 2007, the Board of Directors and stockholders holding a majority of voting power voted to authorize the board of directors, at its discretion, to amend the 2005 Stock Option Plan. This amendment would take effect no sooner than May 14, 2007. Under the Amended Plan, options for 2,500,000 shares of common stock are reserved for issuance.  At June 30, 2007, 511,255 options are available for grant.  Options have been issued with exercise prices of between $0.66 and $4.00 per share as follows:

Options Outstanding				Options Exercisable
	Number	Weighted Avg.	Weighted Avg.	Number	Weighted Avg.
Range of Exercise Prices	Outstanding	Remaining Life	Exercise Price	Exercisable	Exercise Price
$0.66 - $1.49	902,910	8.50	0.71	562,854	0.74
$1.50 - $2.37	96,667	8.65	2.89	63,333	1.91
$2.38 - $4.00	989,168	9.72	4.03	18,542	3.30
	1,988,745		$3.02	644,729	$0.83

Option activity under the Amended Plan is as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at March 31, 2006	940,966	$0.75
Exercisable at March 31, 2006	177,620	$0.90
Granted	1,124,167	3.75
Forfeited or expired	(76,388)	2.73
Outstanding at March 31, 2007	1,988,745	$2.28
Exercisable at March 31, 2007	607,000	$0.83
Granted	-	-
Exercised	-	-
Forfeited or expired	-	$-
Outstanding at June 30, 2007	1,988,745	$2.28	9.45	$2,425,794
Exercisable at June 30, 2007	644,729	$0.85	8.41	$1,706,565

In the case where shares have been granted to third parties, the fair value of such shares is recognized as an expense in the period issued using the Black-Scholes option pricing model,.  There were no grants made to third parties during the three months ended June 30, 2007.

In the case of shares granted to employees, the fair value of such shares is recognized as an expense over the service period. There were no option grants issued to employees during the three months ended June 30, 2007.  As of June 30, 2007, the fair value of options issued by the Company was $1,837,618. Expense recognized for the three months ended June 30, 2007 was $117,751.  The unamortized cost remaining at June 30, 2007 was $1,352,988 with a weighted average expected term for recognition of 4.49 years. At the time of grant, the estimated fair values per option were from $0.33 to $2.94.

NOTE 7 — WARRANTS

The following table lists the total number of warrants outstanding as of June 30, 2007.

Expiring	Strike Price	Number of Common shares
December 31, 2007	4.50	681,778
May 1, 2008	4.50	585,287
May 2, 2008	4.50	845,333
December 31, 2008	5.25	681,778
Total		2,794,176

During the three months ended June 30, 2007, there were no warrants exercised, and no warrants that expired.

NOTE 8 — CONCENTRATIONS

Customer base

Our customer base includes distributors, co-publishers, and retailers of video games in the United States, Europe, and Australia. We review the credit worthiness of our customers on an ongoing basis, and believe that we need an allowance for potential credit losses at June 30, 2007 of $93,924. Also netted against accounts receivable are returns and price protection reserves on existing receivables of $144,244.  Account balances are charged off against the allowance when the Company believes it is probable that accounts receivable will not be recovered. As of June 30, 2007, we had two customers who accounted for 63.6% and 32.0% of gross accounts receivable. These customers were Navarre Corporation and GameStop, respectively. Navarre Corporation, Funtastic, Ltd. and GameStop accounted for 42.4%, 32.7% and 15.1%, respectively, of consolidated revenue during the three months ended June 30, 2007. As of March 31, 2007, we had two customers who accounted for 49.1% and 28.1% of gross accounts receivable.

Operations by Geographic Area

Our products are sold in North America, Europe, and Australia through third-party licensing arrangements, through distributors, and through retailers.

The following table displays consolidated net revenue by location:

Location	Revenue

United States	$161,960
Australia	112,462
$274,422

Location of assets

The Company’s tangible assets excluding inventory are located at its corporate offices in Northern California and on loan to a third party developer in Melbourne, Australia, for which the Company owns an 18% interest in. Inventory is located at several third party warehouse facilities, primarily in Minnesota.

NOTE 9 — NEW ACCOUNTING PRONOUNCEMENT

EITF 06-03

In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-03 (“EITF 06-03”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The provisions of EITF 06-03 became effective as of December 31, 2006. Our adoption of ETIF 06-03 has not and is not expected to have a material effect on our consolidated financial position or results of operations.

SFAS 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which provides guidance on how to measure assets and liabilities that use fair value.  SFAS 157 will apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances.  This standard also will require additional disclosures in both annual and quarterly reports.  SFAS 157 will be effective for fiscal 2009. We are currently evaluating the potential impact this standard may have on its financial position and results of operations.

SFAS 159

On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). Under this Standard, we may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS No. 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of SFAS No. 133 hedge accounting are not met. SFAS No. 159 is effective for years beginning after November 15, 2007. Early adoption within 120 days of the beginning of the company’s 2008 fiscal year is permissible, provided the company has not yet issued interim financial statement for 2008 and has adopted SFAS No. 157. Management is currently evaluating the potential impact of adopting this Standard.

FIN 48

Effective April 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, or FIN 48. FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain income tax positions recognized in the financial statements in accordance with SFAS No. 109. Income tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods.

Upon review and analysis by the Company, we have concluded that no FIN 48 effects are present as of June 30, 2007 and our tax position has not materially changed since March 31, 2007.  For the three months ended June 30, 2007, we did not identify and record any liabilities related to unrecognized income tax benefits.  Therefore the adoption of FIN 48 does not impact our financial statements for the three months ended June 30, 2007.

We recognize interest and penalties related to uncertain income tax positions in income tax expense. No interest and penalties related to uncertain income tax positions were accrued at June 30, 2007.  Income tax returns for the fiscal tax year ended June 30, 2004 to the present are subject to examination by major tax jurisdictions.

NOTE 10 — SUBSEQUENT EVENTS

On July 18, 2007, Red Mile Entertainment, Inc., a Delaware corporation (the “Registrant”), issued 1,872,600 units (the “Units”) at $2.50 per Unit with each Unit consisting of one share of the Registrant’s common stock, par value $.01 (the “Common Stock”), and 0.2 of one warrant, pursuant to an agency agreement with J.F. Mackie & Company, Ltd. (the “Agent”).

Pursuant to the terms of the agency agreement, the Agent facilitated the purchase of the Units to a total of 69 accredited investors for an aggregate amount of $4,681,500. Of the 69 investors, 67 are residents of Canada, one is a resident of the Bahamas and one is a resident of Argentina.

Each whole warrant entitles the holder of the warrant to acquire, for no additional consideration, one share of the Common Stock in the event that the Registrant does not complete by March 18, 2008 a liquidity transaction, as defined in the agency agreement with the Agent. The warrants will automatically be cancelled if the Registrant completes a liquidity transaction by March 18, 2008.  It is Management’s best estimation that a liquidity transaction is highly probable to be completed by March 18, 2008 with the warrants thereto being cancelled.

Additionally, upon the closing of the purchase of the Units, the convertible promissory notes issued by the Registrant on June 25 through June 27, 2007 with an aggregate principal amount of $2,400,000 automatically converted into 960,000 Units. In addition, the Registrant issued to the  former note holders warrants to purchase 480,000 shares of the Common Stock at $2.75 per share until July 18, 2009.  Using the Black-Scholes option pricing model, the fair value of such warrants issued was $662,902, which will be recorded as a beneficial conversion feature.

The Agent is an independent equity investment firm located in Calgary, Canada. Upon the closing of the transaction, the Registrant paid the Agent commissions of $403,890 and issued the Agent and its nominees broker’s warrants entitling it to purchase up to 215,408 shares of the Common Stock at $3.00 until July 18, 2009.

The Registrant intends to use the proceeds of the offering for development and marketing of its interactive game franchises and ongoing working capital requirements.

Separately, holders of more than 66 2/3% of the $8,244,000 principal amount of senior secured convertible debentures and $155,281 in accrued interest on the debentures issued by Red Mile in October and November 2006 voted, pursuant to the Company’s offer, by way of extraordinary resolution to cancel such debentures and to convert the principal and accrued interest amounts of their debentures into shares of the Common Stock at $2.50 per share, thereby resulting in the conversion of the full principal and interest amounts associated with all such debentures into 3,359,713 shares of the Common Stock.  With the conversion, the Company will record a non-cash debt inducement conversion charge of $4,318,286.

All of the securities were issued in private placement transactions outside the United States to investors who are not “U.S. persons” pursuant to the exemption from registration provided by Regulation S under the Securities Act of 1933.

RED MILE ENTERTAINMENT, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This report on Form 10-QSB includes forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, that reflect Red Mile Entertainment, Inc.’s current expectations about its future results, performance, prospects and opportunities, including statements regarding the development and publishing of interactive entertainment software for console video game systems, personal computers and other interactive entertainment platforms.  Where possible, we have tried to identify these forward-looking statements by using words such as "anticipates," "believes," "intends," or similar expressions. We cannot assure you that we will be able to successfully develop or publish any of these products. All forward-looking statements made in this report are made as of the date hereof, and we assume no obligation to update the forward-looking statements whether as a result of new information, future events, or otherwise, other than as required by law. The forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially, including risks that our proposed games will not be popular with consumers, that we may lose one or more of our key customers and other risks detailed in our SEC reports, including our Form 10-KSB. Copies of these filings are available at www.sec.gov.

Liquidity and Capital resources

During the quarter ended June 30, 2007, we raised $2.4 million before agent’s commissions in cash through private offerings.  On July 18, 2007, we raised an additional $4,681,500 before agent’s commissions through private offerings.  We plan to use the proceeds from the offerings for development and marketing of our interactive game franchises and ongoing working capital requirements.

We anticipate needing an additional $15,000,000 to finance our planned expansion OVER the next 12 months. We will be unable to complete development of new games or publish additional games other than those currently under development, or consummate any acquisitions, if we are unable to raise THIS additional financing. We believe our current cash on hand of approximately $4.8 million as of July 27, 2007, in addition to anticipated cash flow from operations, will enable the company to continue operating into our third fiscal quarter of 2008.

In addition to money needed to develop new games, we will also need money to fund the expansion of our staff. It is currently anticipated we will hire an additional two employees in the next six months to support our expansion plans.

Recent Developments

On May 18, 2007, the Company entered into a multi-year world-wide license agreement with Frank Miller, Inc., a New York Corporation (“FMI”).  The license grants the Company the exclusive rights for the development, manufacturing, and publishing of games on multi-platforms based on all current and future Sin City comic books and collections, graphic novels, and other books owned or controlled by FMI, including all storylines of those comic books and graphic novels.

RED MILE ENTERTAINMENT, INC.

Results of Operations

The unaudited results of operations for the three months ending June 30, 2007 and June 30, 2006 are as follows:

Summary of Unaudited Statements of Operations
Three Months Ended June 30, 2007 and 2006
Summary of Statements of Operations

	2007	2006	% change
Revenue	$274,422	$41,848	555.8%
Cost of sales	252,508	37,460	574.1%
Gross margin	21,914	4,388
Operating expenses	1,287,524	1,000,858	28.6%
Net loss before interest and provision for income taxes	(1,265,610)	(996,470)
Interest income (expense), net	(111,234)	5,545
Income tax expense	---	---
Net loss	(1,376,844)	(990,925)	38%
Accretion on redeemable convertible preferred stock	(---)	30,888
Net loss attributable to common shareholders	$(1,376,844)	$(1,021,813)

Net loss per common share - Basic and diluted	$(.14)	$(.16)
Shares used in computing basic and diluted net loss per share (in 000’s)	9,662	6,552

Revenues

Revenues were approximately $274,000 during the three months ended June 30, 2007 as compared to approximately $42,000 during the three months ended June 30, 2006, an increase of approximately $232,000 or 556%.  The increase is primarily due to sales of Crusty Demons in Australia and sales of Aircraft Power Pack in North America.  During this period, our revenues consisted of sales from three new PC games (10 Talismans, Ouba, and Pantheon) licensed under our Roveractive, ltd. casual games division.

We have three games under development which we anticipate will be ready for shipment in fiscal years 2008 through 2010. We expect Jackass: The Game (for console and handheld platforms) to be ready for shipment in September 2007 for Sony platforms and in November 2008 for Nintendo platforms. We are also developing a sequel to Heroes of the Pacific that is set in the European theatre (next generation console and PC) that we expect to ship in fiscal 2009.  We have also commenced pre-production oF Sin City: The Game and expect development to commence in September 2007.

For the quarter ended June 30, 2006, our revenue consisted of royalties from three products (Crusty Demons, GripShift, and Disney’s Aladin Chess Adventure).

At June 30, 2007, Navarre Corporation and GameStop accounted for approximately 95% of the gross consolidated accounts receivable and represented approximately 58% of our consolidated revenues for the three months ended June 30, 2007.  As a result, we were materially dependent upon these customers for our revenues.  The loss of any single significant customer, especially Navarre Corporation and GameStop, would have a material adverse effect on our results.

In fiscal 2008, we expect to self-publish our video games under development for release in North America, Europe, and Australia through third party distributors. Video games are significantly more capital intensive to self-publish due to the high cost of goods, which includes the hardware manufacturer royalties and the extensive marketing which is necessary to generate high consumer awareness.  Self publishing in North America would enable us to retain a greater portion of the wholesale revenue from these games. We would also take responsibility for consumer and trade advertising for these games under the self publishing model.

Cost of sales

Cost of goods sold were approximately $253,000 during the three months ended June 30, 2007 as compared to approximately $37,000 during the three months ended June 30, 2006, an increase of approximately $215,000 or 574%.  The increase in cost of goods sold during the three months ended June 30, 2007 as compared to the prior year is primarily the result of the increase in sales as described in the above section.

For the three months ended June 30, 2007, cost of sales includes the amortization of software development costs for  Equestrian Challenge. Cost of sales also includes the amortization of prepaid royalties paid to the licensors of  10 Talismans, Ouba, and Pantheon. In addition, cost of sales includes the cost of manufacturing all of our products sold in the period as well as actual royalties paid to the developers of  Power Pack. Also included in cost of sales for the three months ended June 30, 2007 is a $29,766 charge for the impairment of development costs and inventory for several games for which we now do not project we will be able to realize the carrying value.

Cost of sales for the three months ended June 30, 2007 consisted of:

Amortization of capitalized software development costs and manufacturing and distribution costs	$193,476
Royalties to third party game developers	29,267
Write down of inventory costs to net realizable value Write down of software development costs and advanced royalties to net realizable value	12,836 16,929
Total	$252,508

Operating Expenses

Operating expenses for the quarters ended June 30, 2007 and 2006, respectively, were as follows:

	Quarter ended June 30, 2007	Percent of total	Quarter ended June 30, 2006	Percent Of total	Percent Increase
Research and development costs	$154,027	12.0%	$85,830	8.6%	79.5%
General and administrative costs	898,066	70.0%	683,084	68.2%	31.5%
Marketing, sales and business development costs	235,431	18.0%	231,944	23.2%	1.5%

Total operating expenses	$1,287,524	100.0%	$1,000,858	100.0%	28.6%

Research and Development Costs

Our research and development (R&D) expenses consist of the costs incurred in our internal development group which are not capitalized into our games under development as well as costs incurred prior to a game reaching technological feasibility as described in FAS 86. All direct game development during the year was performed by third party developers under fixed fee contracts. These external costs are capitalized upon the company determining that the game has passed the technological feasibility standard of FAS 86 and Commencing upon product release, capitalized software development costs are amortized to cost of sales using the greater of the ratio of actual cumulative revenues to the total of actual cumulative revenues plus projected future revenues for each game or straight-line over the estimated life of the product.  Certain internal costs are capitalized as part of the development costs of a game. During the three months ended June 30, 2007 approximately $118,000 of internal costs were capitalized and approximately $145,000 of external costs were expensed as incurred as costs prior to the related game reaching technological feasibility.

Research and development expenses were approximately $154,000 during the three months ended June 30, 2007 as compared to approximately $86,000 during the three months ended June 30, 2006, an increase of approximately $68,000 or 80%.  Virtually all of the costs for R&D during the three months ended June 30, 2007 related to costs incurred in development prior to the related game reaching technological feasibility.

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

One multi-platform product, Lucinda Green’s Equestrian Challenge, shipped in late November 2006 for the PS2 in North America, and shipped in early January 2007 for the PC. This product shipped in July 2007 in Europe and is expected to ship in August 2007 in Australia.

Jackass: The Game, currently in the late stages of development, is expected to be available for shipment worldwide in September 2007 for the PSP and PS2 platforms and in the third fiscal quarter of 2008 for the DS Platform.  In August of 2006, we also began the production stage of a sequel of Heroes of the Pacific set in the European theatre on the next generation console and PC. It is targeted for shipment in fiscal 2009. This game moved in August of 2006 from the pre-production phase to the production phase.

On May 18, 2007 we entered into a multi-year world-wide license agreement with Frank Miller, Inc., a New York Corporation (“FMI”). This license grants us the exclusive rights for the development, manufacturing, and publishing of games on multi-platforms based on all current and future Sin City comic books and collections, graphic novels, and other books owned or controlled by FMI, including all storylines of those comic books and graphic novels.  We have currently commenced pre production on this game and expect development to begin in September 2007.

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

General and Administrative Costs

General and administrative costs were approximately $898,000 during the three months ended June 30, 2007 as compared to approximately $683,000 during the three months ended June 30, 2006, an increase of $215,000 or 32%.  General and administrative (G&A) costs are comprised primarily of the costs of stock options issued to employees and consultants, employee salaries and benefits, professional fees (legal, accounting, investor relations, and consulting), facilities expenses, amortization and depreciation expenses, and insurance costs.  The majority of the increase relates to employee salaries and related costs and amortization on the convertible debentures.  Employee salaries and related costs had a year over year increase of approximately $107,000 or 41%.  The increase is due to the recognition of expense related to the fair value of employee option grants.  Amortization expense had a year over year increase of approximately $77,000.  The increase is primarily due to agent’s commission, associated with the issuance of  senior secured convertible debentures during the third quarter of fiscal 2007.

We expect that G&A cost will increase substantially throughout the remainder of fiscal 2008 with our eventual implementation of Sarbanes-Oxley Section 404 and our expectation to become a reporting issuer in Canada as well as expanding the scope of our operations.

Sales, Marketing and Business Development Costs

Sales, marketing and business development costs were approximately $235,000 during the three months ended June 30, 2007 as compared to approximately $232,000 during the three months ended June 30, 2006, an increase of $3,000 or 2%.  Sales, marketing, and business development costs consist primarily of employee salaries, stock option expenses, and employee benefits, consulting costs, public relations costs, marketing research, and sales support materials costs.  Sales costs year over year increased approximately $89,000 mainly due to the hiring of two full time employees.  We did not incur any sales related costs during the three months ended June 30, 2006.  Business development costs year over year decreased approximately $73,000 mainly due to the refocus only on franchise products.  Overal marketing costs year over year decreased approximately $12,000 mainly due to the loss of one full time employee.  The net decrease in overall marketing costs was offset by an approximately $48,000 increase in public relations/promotional costs primarily due to the upcoming release of Jackass:  The Game.  In addition, a net decrease of $27,000 in marketing costs were realized from trade show costs that were incurred in the three months ended June 30, 2006 but not incurred during the three months ended June 30, 2007.

With the expected release of Jackass: The Game in September 2007, we expect marketing costs during fiscal 2008 to increase substantially.  We plan a major television and print advertising campaign behind this new game.

Critical Accounting Policies and Estimates

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

In most cases, Red Mile ships finished products to major third party game distributors who will then sell these products to retailers. In North America, shipments made to an exclusive distributor are sold under consignment, and accordingly we do not record any revenue on these shipments until the distributor ships the games to its customers.  Revenue is recorded at the net amount the distributor is obligated to pay us.

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

Software Development Costs

Software development costs include the costs of milestone payments made to software developers and other third parties under development contracts. Such costs are accounted for in accordance with Statement of Financial Standards No. 86 “Accounting For The Costs Of Computer Software To Be Sold, Leased or Otherwise Marketed”.

Software development costs are capitalized once technological feasibility is established and such costs are determined to be recoverable from future sales of the game. For products where proven technology exists, this may occur very early in the development cycle. Technological feasibility is determined on a game by game basis.

Capitalized costs for such games that are cancelled or abandoned are charged immediately to cost of sales. Recoverability of capitalized software is evaluated on the expected performance of the specific games for which the costs relate. Once the product is completed and released,  capitalized software development costs are amortized to cost of sales using the greater of the ratio of actual cumulative revenues to the total of actual cumulative revenues plus projected future revenues for each game or straight-line over the estimated life of the product.

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

 Receivable Allowances

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

Inventories

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

ITEM 3. CONTROLS AND PROCEDURES

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

As required by Commission Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing evaluation, the Company’s chief executive officer and chief financial officer concluded that these disclosure controls and procedures were effective as of June 30, 2007.

There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

Item 1A (“Risk Factors”) of the Company’s Form 10-KSB for the year ended March 31, 2007 sets forth information relating to important risks and uncertainties that could materially adversely affect the Company’s business, financial condition or operating results. Those risks factors continue to be relevant to an understanding of the Company’s business, financial condition and operating results. Certain of those risk factors have been revised below to provide updated information. References to “we,” “our” and “us” in these risks factors refer to the Company.

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

We were incorporated in August 2004 and shipped our first two games in our second fiscal quarter of 2006 and an additional six games in fiscal 2007. During the three months ended June 30, 2007, we shipped an additional three PC games from our Roveractive, Ltd. casual games division.  We therefore face the risks and problems associated with businesses in their early stages in a competitive environment and have a limited operating history on which an evaluation of our prospects can be made. Until we develop our business further by publishing and developing more games, it will be difficult for an investor to evaluate our chances for success. Our prospects should be considered in light of the risks, expenses and difficulties frequently encountered in the establishment of any business in a competitive environment.

We have not yet generated any income and may never become profitable.

During the years ended March 31, 2007 and 2006, and the three months ended June 30, 2007, we incurred net losses of $8,038,894, $4,849,678, and $1,376,844 respectively. Our ability to generate revenues and to become profitable depends on many factors, including the market acceptance of our products and services, our ability to control costs and our ability to implement our business strategy. There can be no assurance that we will become or remain profitable.

If we are unable to raise additional financing, we will be unable to fund our planned expansion.

We have never achieved positive cash flow from operations and there can be no assurance that we will do so in the future. We need additional financing to fund our product development costs and the operating losses we anticipate incurring over the next several quarters. Our current cash on hand with our expected cash flows from operating activities will enable us to continue operating until the end of our third fiscal quarter of 2008. We anticipate needing an additional $15,000,000 in addition to our cash flow from operations to bring our existing products under development to market and finance our day to day operations.

Because we have significant accumulated deficit and negative cash flows from operations, our independent registered accounting firm has qualified its opinion regarding our ability to continue as a going concern.

We have a significant accumulated deficit and have sustained negative cash flows from operations since our inception. The opinion of our independent registered accounting firm for the years ended March 31, 2007 and 2006 contained an explanatory paragraph regarding our ability to continue as a going concern. In fact, the opinion states that these factors raise substantial doubt as to our ability to continue as a going concern. In order for us to operate and not go out of business, we must generate and/or raise capital to stay operational. The continuity as a going concern is dependent upon the continued financial support of our current shareholders, current debenture holders and new investors. There can be no assurance that we will be able to generate income or raise additional capital.

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

If we are unable to realize profitable operations, or raise sufficient capital, we will be unable to implement our business strategy. If we cannot continue to self publish in North America, we will have to license our games to co-publishers, and our profit and operating margins will be lower, making it more difficult to achieve profitability, and our business will eventually fail.

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

The lifespan of any of our games is relatively short, in many cases less than one year. It is therefore important for us to be able to continually develop games that are popular with the consumers. During the last two fiscal years, we have sold four Console or Handheld games and six PC only games. We are currently involved in the development of three games, one of which is expected to ship during fiscal 2008. If we are unable to continually identify, develop and publish games that are popular with the consumers on a regular basis, our business will suffer. Our business will also suffer if we do not receive additional financing to be used for research and development of new games.

We have shipped the following Console or Handheld games: (i) Heroes of the Pacific for the PS2, Xbox and PC platforms which first began shipping in September, 2005; (ii) GripShift for the PSP platform which first began shipping in September 2005; (iii) Crusty Demons for the PS2 and Xbox platforms which first began shipping in July 2006; (iv) Lucinda Green’s Equestrian Challenge for the PS2 and PC which first began shipping in November 2006.  On the PC, we have shipped: (i) Disney’s Aladdin Chess Adventures which first began shipping in February 2006; (ii) El Matador, which first began shipping in October 2006; (iii) Dual Sudoku, which first began shipping in September 2006; (iv) Timothy and Titus, which first began shipping in November 2006; (v) Aircraft Power Pack, which first began shipping in December 2006; and (vi)  Lucinda Green’s Equestrian Challenge, which we first began shipping in November 2006. We are currently involved in the development of two games: (i) Jackass for the PS2, PSP, and DS;  and (ii) a sequel to Heroes of the Pacific based in the European theatre for the Xbox 360, PS3, and PC.  We have commenced pre production of Sin city: The Game for the PS3 and Xbox 360 and expect to begin development in September 2007.

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

We have the following platform licenses:

Platform	Term
Microsoft Xbox 360	Three years from first commercial release of platform. Then automatic renewal unless noticed 60 days prior to expiration of non-renewal. Royalty rates are fixed during the term.
Microsoft Xbox	Initial term expires on November 15, 2007. Then automatic renewal unless noticed 60 days prior to expiration of non-renewal. Royalty may change on July 1st of any year.
Sony PS2 and PSP	Initial term expired on March 31, 2007. Then automatic renewal unless noticed 60 days prior to expiration of non-renewal. Royalty rates are subject to change with 60 days notice.

Sony PS3
Initial term expired on March 31, 2012. Automatic renewal for one-year terms, unless noticed on or before January 31 of the year in which the term would renew. Royalty rates are subject to change with 60 days notice.

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

Our ability to compete and operate successfully depends in part on our acquiring and controlling proprietary intellectual property. Our games embody trademarks, trade names, logos, or copyrights licensed from third parties. An example is MTVN’s JackassTM, which utilizes rights licensed from MTVN and Frank Miller’s, Sin City. If we cannot maintain the licenses that we currently have, or obtain additional licenses for the games that we plan to publish, we will produce fewer games and our business will suffer. Furthermore, some of our competitors have significantly greater resources than we do, and are therefore better positioned to secure intellectual property licenses. We cannot assure you that our licenses will be extended on reasonable terms or at all, or that we will be successful in acquiring or renewing licenses to property rights with significant commercial value.

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

As of June 30, 2007, we had two customers who accounted for 63.6% (Navarre Corporation) and 32.0% (GameStop) of our consolidated accounts receivable and three customers who accounted for 42.4% (Navarre Corporation), 32.7% (Funtastic, Ltd.) and 15.1% (GameStop) of consolidated revenue. As of March 31, 2007, we had two customers who accounted for 49.1% (Navarre Corporation) and 28.1% (GameStop) of our consolidated accounts receivable and three customers who accounted for 48.1% (Navarre Corporation), 18.1% (GameStop) and 14.7% (Koch Media) of consolidated revenue. If Navarre Corporation or GameStop were to decrease their purchase volume or discontinue their relationship with us, our revenue would decrease significantly unless we were able to find new customers to replace the lost volume. There can be no assurance that such new customers could be found, or if found, that they would purchase the same quantity as the current customers.

Because we have not internally developed any of the games that we have sold, our business is dependent upon external sources over which we have very little control.

 We have not yet internally developed any games that we sell and our business has been derived from the sale of games developed by external development studios. If the external developers of our games were to discontinue their relationship with us, we may not be able to find a replacement. If our external developers were to increase the fees that we pay for development, our costs would increase, making it more difficult to achieve positive margins and profitability and we would be forced to find alternative developers. There can be no assurance that we would be able to find alternative developers, or even if such developers are available, that they will be available on terms acceptable to us.

We will incur increased costs as a result of being a public company, which could adversely affect our operating results.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002 and the new rules subsequently implemented by the Securities and Exchange Commissions, the National Association of Securities Dealers, Inc., and the Public Company Accounting Oversight Board have imposed various new requirements on public companies, including requiring changes in corporate governance practices. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We also expect these new rules will require us to incur substantial costs to obtain the same or similar insurance coverage. We also expect to become a reporting issuer in Canada over the next 2 fiscal quarters.  These additional costs will have a negative impact on our income and make it more difficult for us to achieve profitability.

Effect of Recent Accounting Pronouncements

EITF 06-03

In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-03 (“EITF 06-03”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The provisions of EITF 06-03 became effective as of December 31, 2006. Our adoption of ETIF 06-03 has not and is not expected to have a material effect on our consolidated financial position or results of operations.

SFAS 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which provides guidance on how to measure assets and liabilities that use fair value.  SFAS 157 will apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances.  This standard also will require additional disclosures in both annual and quarterly reports.  SFAS 157 will be effective for fiscal 2009. We are currently evaluating the potential impact this standard may have on its financial position and results of operations.

SFAS 159

On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). Under this Standard, we may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS No. 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of SFAS No. 133 hedge accounting are not met. SFAS No. 159 is effective for years beginning after November 15, 2007. Early adoption within 120 days of the beginning of the company’s 2008 fiscal year is permissible, provided the company has not yet issued interim financial statement for 2008 and has adopted SFAS No. 157. Management is currently evaluating the potential impact of adopting this Standard.

FIN 48

Effective April 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, or FIN 48. FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain income tax positions recognized in the financial statements in accordance with SFAS No. 109. Income tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods.  For the three months ended June 30, 2007, we did not identify and record any  liabilities related to unrecognized income tax benefits.  Therefore the adoption of FIN 48 does not impact our financial statements for the three months ended June 30, 2007.

ITEM 2. Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of Registrant.

On June 25 through June 27, 2007, the Company issued an aggregate of $2,050,000 of Convertible Promissory Notes (the “Notes”) to a total of 19 note holders with J.F. Mackie & Company, Ltd. acting as the placement agent (the “Agent”). All the note holders are residents of Canada. The Notes mature on the earlier to occur of a Sale Event, as defined below, or the one year anniversary of the date of issuance.  A Sale Event constitutes a bona fide, negotiated transaction or integrated series of transaction pursuant to which either: (i) the Company merges or consolidates with any other non-affiliated entity or sells, exchanges, or otherwise disposes of all or substantially all of its assets to a non-affiliated third party; or (ii) in which more than 50% of the Company’s voting power is transferred in a private placement to one person.

In addition, on June 25, 2007, the Company, without the assistance of the Agent, issued a $350,000 Convertible Promissory Note to one note holder. This note holder is also a resident of Canada. This note matures on the same terms as the Notes (the Notes and this additional note, the “Combined Notes”).

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

The Combined Notes were issued in private placement transactions to investors who are not "U.S. persons" pursuant to the exemption from registration provided by Rules 901 and 903 of Regulation S under the Securities Act of 1933, as amended.

On July 18, 2007, the convertible promissory notes automatically converted upon the completion of a private placement financing as described inour subsequent events note (Note 10) into 960,000 shares of the Company's common stock and 192,000 warrants.  One whole warrant entitles the holder to acquire, for no additional consideration, one common share of the Company in the event that the Company does not complete a liquidity transaction by March 18, 2008.  The warrants will automatically be cancelled if the Company completes such a liquidity.

ITEM 6. EXHIBITS

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

RED MILE ENTERTAINMENT, INC.
(Registrant)
Date: August 10, 2007	By: /s/ Chester Aldridge
Chester Aldridge
Chief Executive Officer
(Principal Executive Officer)
Date: August 10, 2007	By: /s/ Ben Zadik
Ben Zadik
Chief Financial Officer
(Principal Financial Officer)