Form 10QSB
period 2007-09-30
Red Mile Entertainment Inc
filed 2007-11-16
CIK 1309053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

-----------------------------------------
FORM 10-QSB
-----------------------------------------

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2007

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

Number of shares of the registrant's common stock outstanding as of November 13, 2007 is: 15,952,005.

Transitional Small Business Disclosure Format (check one) Yes ☐ No [ X ]

 Part I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

RED MILE ENTERTAINMENT, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
	September 30, 2007	March 31, 2007
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$2,471,724	$1,912,992
Accounts receivable, net of reserves of $553,072 and $265,765	1,580,561	245,843
Inventory, net	961,764	77,232
Prepaid expenses and other assets	30,148	302,431
Current portion of issuance costs on senior secured convertible debentures	-	305,226
Software development costs and advanced royalties	5,309,749	6,072,849
Total current assets	10,353,946	8,916,573
Property and equipment, net	226,997	241,171
Long term portion of issuance costs on senior secured convertible debentures, net	-	176,321
Intangible assets, net	92,719	114,240
Other assets	427,055	313,244
Total assets	$11,100,717	$9,761,549

Liabilities, and stockholders’ deficit
Current liabilities:
Accounts payable	$1,318,175	$994,675
Accrued liabilities Deferred revenue	1,233,094 217,188	1,124,398 -
Total current liabilities	2,768,457	2,119,073

Senior secured convertible debentures	-	8,244,000
Total liabilities	2,768,457	10,363,073

Common stock, $0.01 par value, authorized 100,000,000 shares; 15,952,005 and 9,661,740 shares outstanding, respectively	159,520	96,617
Additional paid-in capital	36,242,170	16,518,164
Accumulated other comprehensive income	3,016	1,885
Accumulated deficit	(28,072,446)	(17,218,190)
Total stockholders’ equity (deficit)	8,332,260	(601,524)
Total liabilities and stockholders’ equity (deficit)	$11,100,717	$9,761,549

The accompanying notes are an integral part of these unaudited condensed financial statements.

RED MILE ENTERTAINMENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended September 30,
	2007	2006

Revenues, net	$3,158,893	$284,903

Cost of sales	4,774,734	575,795

Gross margin	(1,615,841)	(290,892)

Operating expenses
Research and development costs	442,066	104,990
General and administrative costs	773,628	635,576
Sales, marketing and business development costs	1,686,863	347,541
Total operating expenses	2,902,557	1,088,107

Net loss before other income (expense) and provision for income taxes	(4,518,398)	(1,378,999)
Debt conversion inducement costs	4,318,286	-
Beneficial debt conversion costs	662,902	-
Interest income (expense), net	22,174	3,974
Net loss before income tax expense	(9,477,412)	(1,375,025)

Income tax expense	-	-

Net loss	(9,477,412)	(1,375,025)

Accretion on redeemable convertible preferred stock	-	(38,586)

Net loss attributable to common shareholders	$(9,477,412)	$(1,413,611)

Net loss per common share, basic and diluted	$(0.65)	$(0.17)
Shares used in computing basic and diluted loss per share	14,510,238	8,378,608

The accompanying notes are an integral part of these unaudited condensed financial statements.

RED MILE ENTERTAINMENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Six months ended September 30,
	2007	2006

Revenues, net	$3,433,315	$326,751

Cost of sales	5,027,243	613,255

Gross margin	(1,593,928)	(286,504)

Operating expenses
Research and development costs	596,093	190,820
General and administrative costs	1,671,693	1,318,661
Sales, marketing and business development costs	1,922,294	579,485
Total operating expenses	4,190,080	2,088,966

Net loss before other income (expense) and provision for income taxes	(5,784,008)	(2,375,470)
Debt conversion inducement costs	4,318,286	-
Beneficial debt conversion costs	662,902	-
Interest income (expense), net	(89,060)	9,520
Net loss before income tax expense	(10,854,256)	(2,365,950)
Income tax expense	-	-
Net loss	(10,854,256)	(2,365,950)
Accretion on redeemable convertible preferred stock	-	(69,474)
Net loss attributable to common shareholders	$(10,854,256)	$(2,435,424)
Net loss per common share, basic and diluted	$(0.90)	$(0.33)
Shares used in computing basic and diluted loss per share	12,099,236	7,470,341

The accompanying notes are an integral part of these unaudited condensed financial statements.

 RED MILE ENTERTAINMENT INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(10,854,256)	$(2,365,950)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation …………………………………..	99,179	44,603
Amortization of software development costs	2,199,540	166,175
Amortization of senior secured convertible debenture issuance costs	76,307	-
Amortization of intangibles `	21,521	-
Loss on disposal of assets……………………………	1,970	-
Impairment of inventory	13,083	6,550
Impairment of software development and licensing costs	1,608,542	437,027
Stock based compensation	238,875	80,463
Reserve for price protection and bad debt expense	287,307	84,011
Beneficial debt conversion costs	662,902	-
Debt conversion inducement costs	4,318,286	-
Changes in current assets and liabilities
Accounts receivable	(1,621,214)	(140,673)
Inventory	(897,615)	(121,335)
Prepaid expenses and other current assets	271,474	(17,538)
Software development costs	(3,044,982)	(2,484,857)
Other assets	-	(46,371)
Accounts payable	323,500	726,440
Accrued liabilities	263,977	(47,642)
Deferred revenue	217,188	62,500
Net cash used in operating activities	(5,814,416)	(3,616,597)

Cash flows from investing activities:
Sales of marketable securities	-	10,313
Acquisition of property and equipment	(86,859)	(90,397)
Cash paid for other investment	(113,812)	-
Net Cash flows used in investing activities	(200,671)	(80,084)

Cash flows from financing activities:
Convertible debenture issuance costs		(11,779)
Proceeds from sales of preferred stock and warrants	-	3,369,500
Cost of redeemable convertible preferred stock issuances	-	(165,624)
Proceeds from sales of stock, net of costs	4,295,807	-
Proceeds from issuance of convertible promissory notes, net of costs	2,277,000	-
Net cash provided by financing activities	6,572,807	3,192,097

Effect of exchange rate changes on cash	1,012	703
Net increase (decrease) in cash	558,732	(503,881)
Cash and cash equivalents, beginning of period	1,912,992	769,926
Cash and cash equivalents, ending of period	$2,471,724	$266,045

Supplemental Disclosure of Non-Cash Financing Transactions
Conversion of senior secured convertible debentures	$8,244,000	-
Accrued interest on senior secured convertible debentures	$155,821	-
Debt issuance costs related to the issuance of the senior secured convertible debentures	$528,240	-
Conversion of convertible promissory notes	$2,400,000	-
Relative fair value of warrants issued for conversion of promissory notes	$662,902	-
Accretion of redeemable convertible preferred stock	-	$69,474
Relative fair value of warrants issued for preferred stock	-	$423,788
Conversion of Series A Redeemable Convertible Preferred Stock, net of offering costs	-	$10,344,446

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

Going Concern— The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has an accumulated deficit of $28,072,446 at September 30, 2007, and has incurred negative cash flows from operations since inception.

The Company shipped its first products in August and September of 2005 generating its initial revenue. The Company expects that sales growth from existing as well as new products will continue. The continuation of the Company as a going concern is dependent upon the continued financial support of current shareholders, and new investors, of which management cannot make any assurances.

The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities or any other adjustment that might result from these uncertainties.

Basis of Presentation — The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the instructions for Form 10-QSB and Article 10 of Regulation SX. The 3/31/07 balance sheet was derived from audited financial statements filed with our 10-KSB as of 3/31/07 and therefore may not include all the information and disclosures necessary for a presentation of the Company’s financial position, results of operations and cash flows in conformity with generally accepted accounting principals in the United States of America. In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the Company’s financial position, results of operations and cash flows. The results of operations for an interim period are not necessarily indicative of the results for the full year. The financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2007.

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

Use of Estimates– The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include sales returns and allowances, price protection estimates, retail sell through estimates, provisions for doubtful accounts, accrued liabilities, estimates regarding the recoverability of advanced royalties, inventories, software development costs, long lived assets, estimates of when a game in development has reached technological feasibility and deferred tax assets. These estimates generally involve complex issues and require us to make judgments, involve analysis of historical and future trends, can require extended periods of time to resolve, and are subject to change from period to period. Actual results could differ materially from our estimates.

Concentration of Credit Risk— Financial instruments which potentially subject us to concentration of credit risk consist of temporary cash investments and accounts receivable. During the periods ended September 30, 2007 and March 31, 2007, we had deposits in excess of the Federal Deposit Insurance Corporation (“FDIC”) limit at one U.S. based financial institution. At September 30, 2007 and March 31, 2007, Red Mile had uninsured bank balances and certificates of deposit totaling approximately $2,265,000 and $1,731,000, respectively.

Receivable Allowances – Receivables are stated net of allowances for price protection, returns, discounts and doubtful accounts.

We grant price protection to, and sometimes allow product returns from our customers under certain conditions.  Therefore, we record an allowance for price protection and returns at each balance sheet date.  The provision related to this allowance is reported in net revenues.  Price protection means credits relating to retail price markdowns on our products previously sold by us to customers.  We base these allowances on expected trends and estimates of future retail sell through of our games.  Actual price protection and product returns may materially differ from our estimates as our products are subject to changes in consumer preferences, technological obsolescence due to new platforms or competing products.  Changes in these factors could change our judgments and estimates and result in variances in the amount of allowance required.  If customers request price protection in amounts exceeding the rate expected and if management agrees to grant it, then we may incur additional charges against our net revenues.

Intangible Assets — Intangible assets primarily consist of a website and customer list in conjunction with the acquisition of the assets of Rover Interactive.  These intangible assets are being amortized by the straight-line method over their useful lives, ranging from 12 to 120 months.  Amortization of these intangible assets totaled $10,760 and $21,521 for the three and six months ended September 30, 2007 and $0 and $0 for the three and six months ended September 30, 2006, respectively.

Other Assets – Other assets consist primarily of our 18% equity investment in the outstanding shares of IR Gurus Pty Ltd, a developer of interactive video games headquartered in Melbourne, Australia.

Inventories— Inventories, consisting primarily of finished goods and components, are made up of materials (including manufacturing royalties paid to console manufacturers), labor charges from third parties, and freight-in. Inventories are stated at the lower of cost or market, using the first-in, first-out method.  The Company performs periodic assessments to determine the existence of obsolete, slow moving and non-saleable inventories, and records necessary provisions to reduce such inventories to net realizable value.  We recognize all inventory reserves as a component of cost of goods sold.  All inventories are produced by third party manufacturers, and substantially all inventories are located at third party warehouses on consignment.

Software Development Costs and Advanced Royalties— Software development costs and advanced royalties to developers include milestone payments made to independent software developers and other third parties under development contracts and direct labor costs.  Software development costs and advanced royalties also include license payments made to licensors of intellectual property we license.

Software development costs are accounted for in accordance with Statement of Financial Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed”.

Software development costs are capitalized once technological feasibility of a product is established and such costs are determined to be recoverable. For products where proven technology exists, this may occur very early in the development cycle. Factors we consider in determining when technological feasibility has been established include (i) whether a proven technology exists; (ii) the quality and experience levels of the development studio developing the game; (iii) whether the game is a sequel to an already completed game which has used the same or similar technology; and (iv) whether the game is being developed with a proven underlying game engine. Technological feasibility is evaluated on a product-by-product basis. Capitalized costs for those products that are cancelled or abandoned are charged immediately to cost of sales. The recoverability of capitalized software development costs is evaluated based on the expected performance of the specific products for which the costs relate.

Commencing upon a product’s release, capitalized software development costs are amortized to cost of sales using the greater of the ratio of actual cumulative revenues during the quarter to the total of actual cumulative revenues during the quarter plus projected future revenues for each game or straight-line over the estimated life of the product.  For products that have been released in prior periods, we evaluate the future recoverability of capitalized amounts on a quarterly basis or when events or circumstances indicate the capitalized costs may not be recoverable. The primary evaluation criterion is actual title performance.

Significant management judgments and estimates are utilized in the assessment of when technological feasibility is established, as well as in the ongoing assessment of the recoverability of capitalized development costs and advanced royalties.  In evaluating the recoverability of capitalized software development costs and advanced royalties, the assessment of expected product performance utilizes forecasted sales amounts and estimates of additional costs to be incurred.  If revised forecasted or actual product sales are less than and/or revised forecasted or actual costs are greater than the original forecasted amounts utilized in the initial recoverability analysis, the net realizable value may be lower than originally estimated in any given quarter, which could result in an impairment charge to cost of sales.

Revenue Recognition —   The Company’s revenue recognition policies are in accordance with the American Institute Of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2 “Software Revenue Recognition” as amended by SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions”.  SOP 81-1 “Accounting for Performance of Construction Type and Certain Production-Type Contracts”.  Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements”, as revised by SAB No. 104, “Revenue Recognition”.  EITF 01-09 “Accounting for  Consideration Given by a Vendor to a Customer”, and FASB Interpretation No. 39 “Offsetting of amounts related to certain contracts an interpretation of APB No. 10 and FASB Statement No. 105.

We evaluate revenue recognition using the following basic criteria and recognize revenue when all four criteria are met:

(i) Evidence of an arrangement: Evidence of an arrangement with the customer that reflects the terms and conditions to deliver products must be present in order to recognize revenue.

(ii) Delivery: Delivery is considered to occur when the products are shipped and the risk of loss and reward has been transferred to the customer. At times for us, this means when the product has shipped to the retailer from the distributor that we sold to on consignment.

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

Product revenue, including sales to distributors, retailers, and co-publishers is recognized when the above criteria are met. We reduce product revenue for estimated future returns and price protection, which may occur with our distributors, retailers, and co-publishers. In the future, we may decide to issue price protection credits for either our PC or console products. When evaluating the adequacy of sales returns and price protection allowances, we analyze our historical returns, current sell-through of distributor and retailer inventory, historical returns on similar products, current trends in the video game market and the overall economy, changes in customer demand and acceptance of our products, and other factors.  At September 30, 2007 and March 31, 2007, our returns and price protection reserves was $459,148 and $171,841, respectively.

In North America, we primarily sell our games through distributors to retailers that both our internal and outsourced sales force and the distributors’ sales force generate orders from.  These distributors will charge us a distribution fee based on a percentage of the prevailing wholesale price of the product. We record revenues net of these distribution fees.

 Red Mile may receive minimum guaranteed amounts from a co-publisher or distributor prior to delivery of the products. Pursuant to SOP 81-1, the completed contract method of accounting is used as these minimum guarantee amounts usually do not become non-refundable until the co-publisher or distributor accepts the completed product. These receipts are credited to deferred revenue when received. Revenues are recognized as the product is shipped and actual amounts are earned. Periodically, we review the deferred revenue and, when the product is no longer being actively sold by the co-publisher or distributor or when our forecasts show that a portion of the revenue will not be earned out, this excess is taken into revenue. For the three and six months ended September 30, 2007, no unearned fees were included in revenue.

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

Stock-Based Compensation Plans— On April 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) 123 (revised 2004), “Share-Based Payment” (the “Statement or “SFAS 123(R)”), requiring us to recognize expense related to the fair value of our stock-based compensation awards. Prior to April 1, 2006, the Company used the minimum value method in estimating the value of employee option grants as allowed by SFAS 123, amended by SFAS 148 “ Accounting for stock based compensation - transition and disclosure”. Accordingly, we have elected to use the prospective transition method as permitted by SFAS 123(R) and therefore have not restated our financial results for prior periods. Under this transition method, stock-based compensation expense for the three and six months ended September 30, 2007 includes compensation expense for all stock option awards granted subsequent to March 31, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). We recognize compensation expense for stock option awards on a straight-line basis over the requisite service period of the award.

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

Loss Per Share— We compute basic and diluted loss per share amounts pursuant to the Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Basic loss per share are computed using the weighted average number of common shares outstanding during the period. Diluted loss per share are computed using the weighted average number of common and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon on exercise of stock options, warrants, convertible promissory notes, and senior secured convertible debentures (using the treasury stock method). Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive.

The following table summarizes the weighted average shares outstanding for the six months ending September 30, 2007 and 2006:

	Six Months Ended September 30,
	2007	2006
Basic weighted average shares outstanding	12,099,236	7,470,341
Total stock options outstanding	1,791,009	1,037,633
Less: anti-dilutive stock options due to loss	(1,791,009)	(1,037,633)
Total redeemable convertible preferred stock outstanding	-	1,278,287
Less: anti-dilutive redeemable convertible preferred stock due to loss	-	(1,278,287)
Total warrants outstanding	4,056,104	3,475,953
Less: anti-dilutive warrants due to loss	(4,056,104)	(3,475,953)
Diluted weighted average shares outstanding	12,099,236	7,470,341

The following table summarizes the weighted average shares outstanding for the three months ending September 30, 2007 and 2006:

	Three Months Ended September 30,
	2007	2006
Basic weighted average shares outstanding	14,510,238	8,378,608
Total stock options outstanding	1,791,009	1,037,633
Less: anti-dilutive stock options due to loss	(1,791,009)	(1,037,633)
Total redeemable convertible preferred stock outstanding	-	1,278,287
Less: anti-dilutive redeemable convertible preferred stock due to loss	-	(1,278,287)
Total warrants outstanding	4,056,104	3,475,953
Less: anti-dilutive warrants due to loss	(4,056,104)	(3,475,953)
Diluted weighted average shares outstanding	14,510,238	8,378,608

NOTE 2 — ACCRUED LIABILITIES

	September 30, 2007	March 31, 2007
Accrued professional fees	$156,453	$217,370
Accrued royalties payable	44,917	50,676
Accrued bonuses	87,823	87,314
Accrued milestone payments to developers	146,085	420,000
Accrued paid time off	55,698	38,741
Other miscellaneous	11,505	93,203
Accrued marketing costs	571,500	175,000
Accrued commissions	159,113	42,094
Total	$1,233,094	$1,124,398

NOTE 3 — DEFERRED REVENUE

	September 30, 2007	March 31, 2007
Lucinda Green’s Equestrian Challenge	$217,188	$—

Total	$217,188	$—

NOTE 4 — COMMITMENTS

In the normal course of business, we enter into contractual arrangements with third-parties for the development of products, as well as for the license rights to intellectual property. Under these agreements, we commit to provide specified payments to a developer, or intellectual property holder, based upon contractual arrangements. Typically, the payments to third-party developers are conditioned upon the achievement by the developers of contractually specified development milestones. These payments to third-party developers and intellectual property holders may be deemed to be advances and are recoupable against future royalties earned by the developer or intellectual property holder based on the sale of the related game. Assuming all contractual provisions are met, the total future minimum contract commitments for development contracts and intellectual property holders in place as of September 30, 2007 are approximately $18,430,925, which is scheduled to be paid as follows:

Year ended March 31,
2008	$5,687,681
2009	6,017,134
2010	6,726,110
Total	$18,430,925

Lease Commitments

Operating Leases — Red Mile leases its office space under a twelve month operating lease expiring March 2008 with a monthly base rental of $6,240 per month. Rent expense for the six months ended September 30, 2007 was $37,440.

The minimum future lease payment for the above lease as of September 30, 2007 is $31,200 for the fiscal year ended March 31, 2008. No payments are due in future fiscal years beyond 2008.

NOTE 5 — STOCK OPTIONS AND STOCK COMPENSATION

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Period Ended September 30, 2007
Expected life (in years)	4.2 – 6.5
Risk free rate of return	4.0% - 5.13%
Volatility	50% - 80%
Dividend yield	-
Forfeiture rate	9% - 15%

The following table sets forth the total stock-based compensation expense for the three months ended September 30, 2007 and September 30, 2006.  All research and development costs, and sales, marketing, and business development costs in this table are related to employees. General and administrative costs are broken out between those related to consultants and those related to employees.

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006
Research and development costs	$5,659	$5,648
Sales, marketing, and business development costs	7,284	5,707
General and administrative costs—consultants	1,439	-
General and administrative costs—employees	106,742	-
Stock-based compensation before income taxes	121,124	11,355
Income tax benefit	-	-
Total stock-based employee compensation expense after income taxes	$121,124	$11,355

The following table sets forth the total stock-based compensation expense for the six months ended September 30, 2007 and September 30, 2006.  All research and development costs, and sales, marketing, and business development costs in this table are related to employees. General and administrative costs are broken out between those related to consultants and those related to employees.

	Six Months Ended September 30, 2007	Six Months Ended September 30, 2006
Research and development costs	$11,256	$7,384
Sales, marketing, and business development costs	14,568	10,557
General and administrative costs—consultants	1,439	62,522
General and administrative costs—employees	211,612	-
Stock-based compensation before income taxes	238,875	80,463
Income tax benefit	-	-
Total stock-based employee compensation expense after income taxes	$238,875	$80,463

During the six and three months ended September 30, 2007, the Company granted employee stock options for 15,000 common shares and non-employee stock options for 30,000 common shares exercisable at $2.35 per share expiring in 10 years and vesting over 3 years.  The options were valued at $71,301 or $1.58 per option using a Black-Scholes option pricing method that uses the assumptions noted above.

On April 8, 2005, the Board of Directors approved the Red Mile Entertainment 2005 Stock Option Plan which permits the Board of Directors to grant to officers, directors, employees and third parties incentive stock options (“ISOs”), non-qualified stock options, restricted stock and stock appreciation rights (“SARs”). At March 15, 2007, the Board of Directors and stockholders holding a majority of voting power voted to authorize the board of directors, at its discretion, to amend the 2005 Stock Option Plan.  Under the Amended Plan, options for 2,500,000 shares of common stock are reserved for issuance.  At September 30, 2007, 466,255 options are available for grant.  Options have been issued with exercise prices of between $0.66 and $4.00 per share as follows:

Options Outstanding				Options Exercisable

	Number	Weighted Avg.	Weighted Avg.	Number	Weighted Avg.
Range of Exercise Prices	Outstanding	Remaining Life	Exercise Price	Exercisable	Exercise Price
$0.66 - $1.49	660,174	8.29	0.71	503,954	0.73
$1.50 - $2.37	141,667	8.88	2.16	78,333	2.00
$2.38 - $4.00	989,168	9.46	3.90	74,931	3.77
	1,791,009		$2.59	657,218	$1.23

Option activity under the Amended Plan is as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at March 31, 2006	940,966	$0.75
Exercisable at March 31, 2006	177,620	$0.90
Granted	1,124,167	3.75
Forfeited or expired	(76,388)	2.73
Outstanding at March 31, 2007	1,988,745	$2.28
Exercisable at March 31, 2007	607,000	$0.83
Granted	45,000	2.35
Exercised	(143,067)	.66
Forfeited or expired	(99,669)	$.71
Outstanding at September 30, 2007	1,791,009	$2.59	8.98	$750,431
Exercisable at September 30, 2007	657,218	$1.23	8.31	$638,630

In the case where shares have been granted to third parties, the fair value of such shares is recognized as an expense in the period issued using the Black-Scholes option pricing model.

In the case of shares granted to employees, the fair value of such shares is recognized as an expense over the service period.  As of September 30, 2007, the fair value of options issued by the Company was $1,861,385. Expense recognized for the six and three months ending September 30, 2007 and 2006 was $238,875 and $121,124, and $17,941 and $11,355, respectively.  The unamortized cost remaining at September 30, 2007 was $1,255,631 with a weighted average expected term for recognition of 4.47 years. At the time of grant, the estimated fair values per option were from $0.33 to $2.94.

During the six months ended September 30, 2007, 112,243 options with a $0.66 strike price and 30,825 options with a $0.90 strike price were exercised pursuant to a cashless provision.  The Company issued 97,952 common shares for the options exercised.

During the six months ended September 30, 2007, 98,331 options with a $0.66 strike price and 1,338 options with a $0.90 strike price expired.

NOTE 6 — COMMON STOCK

On July 18, 2007, the Company issued 1,872,600 of its common stock to a total of 69 accredited investors for an aggregate amount of $4,681,500.  The shares were issued pursuant to an agency agreement with J.F. Mackie & Company, Ltd. (the “Agent”).  The Agent is an independent equity investment firm located in Calgary, Canada.  Upon the closing of the transaction, the Company paid the Agent commissions of $320,890 and $64,803 for related legal fees.

On July 18, 2007, holders of more than 66 2/3% of the $8,244,000 principal amount of senior secured convertible debentures and $155,281 in accrued interest on the debentures, after a proposal brought forth by the Company, voted by way of extraordinary resolution to cancel such debentures and convert the principal and accrued interest amounts of their debentures into shares of the Company’s stock at $2.50 per share, thereby resulting in the conversion of the full principal and interest amounts associated with such debentures into 3,359,713 shares of the Company’s common stock.  With the conversion, the Company recorded a non-cash debt inducement conversion charge of $4,318,286.

On July 18, 2007, convertible promissory notes with an aggregate principal amount of $2,400,000 automatically converted into 960,000 of the Company’s common stock concurrent with the closing of the purchase of 1,872,600 of the Company’s common stock.

On September 30, 2007, the Company issued 97,952 of its common stock in connection with the exercise of cashless options.

NOTE 7 — WARRANTS

On July 18, 2007, the Company issued 374,520 warrants to 69 accredited investors as part of unregistered sales of equity securities.  Each whole warrant entitles the holder of the warrant to acquire, for no additional consideration, one share of common stock in the event that the Company does not complete by March 18, 2008, a liquidity transaction, as defined in the agency agreement with the Agent.  The warrants will automatically be cancelled if the Company completes a liquidity transaction by March 18, 2008.  At this time, it is Management’s best estimation that a liquidity transaction is highly probable to be completed by March 18, 2008 with the warrants thereto being cancelled.

On July 18, 2007, concurrent with the conversion of $2,400,000 convertible promissory notes, the Company issued 480,000 warrants.  Each whole warrant entitles the former note holders to acquire one share of common stock at $2.75 per share until July 18, 2009.  Using the Black-Scholes option pricing model, the fair value of such warrants issued was $662,902.  This value has been recorded as a non-cash beneficial conversion inducement charge in other expense.

 In addition, concurrent with the conversion of $2,400,000 convertible promissory notes, the Company issued 0.2 of one warrant to the former note holders.  Each whole warrant entitles the holder of the warrant to acquire, for no additional consideration, one share of common stock in the event that the Company does not complete by March 18, 2008, a liquidity transaction, as defined in the agency agreement with the Agent.  The warrants will automatically be cancelled if the Company completes a liquidity transaction by March 18, 2008.  At this time, it is Management’s best estimation that a liquidity transaction is highly probable to be completed by March 18, 2008 with the warrants thereto being cancelled.

On July 18, 2007, upon the closing of the unregistered sales of equity securities as described above, the Company issued the Agent and its nominees broker’s warrants entitling it to purchase up to 215,408 shares of the Company’s common stock at $3.00 per share until July 18, 2009.

The following table lists the total number of warrants outstanding as of September 30, 2007.

Expiring	Strike Price	Number of Common shares
December 31, 2007	4.50	681,778
May 1, 2008	4.50	585,287
May 2, 2008	4.50	845,333
December 31, 2008 January 18, 2009 (a) July 17, 2009 July 18, 2009	5.25 (a) 2.75 3.00	681,778 566,520 480,000 215,408
Total		4,056,104

(a) The warrants expire the earlier of a liquidity transaction or January 18, 2009.  The warrants entitle the holder to acquire common stock for       no consideration.

During the six months ended September 30, 2007, there were no warrants exercised, and no warrants that expired.

NOTE 8 — CONCENTRATIONS

Customer base

Our customer base includes distributors, co-publishers, and retailers of video games in the United States, Europe, and Australia. We review the credit worthiness of our customers on an ongoing basis, and believe that we need an allowance for potential credit losses at September 30, 2007 of $93,924. Also netted against accounts receivable are returns and price protection reserves on existing receivables of $459,148.  Account balances are charged off against the allowance when the Company believes it is probable that accounts receivable will not be recovered. As of September 30, 2007, we had two customers who accounted for 64.8% and 20.9% of gross accounts receivable. These customers were Navarre Corporation and Hollywood Entertainment, respectively. Navarre Corporation, Hollywood Entertainment and Funtastic Corporation accounted for 75.0%, 10.3% and 5.4%, respectively, of consolidated revenue during the six months ended September 30, 2007. As of March 31, 2007, we had two customers who accounted for 49.1% and 28.1% of gross accounts receivable.

Operations by Geographic Area

Our products are sold in North America, Europe, and Australia through third-party licensing arrangements, through distributors, and through retailers.

The following table displays consolidated net revenue by location during the six months ended September 30, 2007:

Location	Revenue
United States	$3,030,276
Australia	213,714
Europe	189,325
$3,433,315

Location of assets

The Company’s tangible assets excluding inventory are located at its corporate offices in Northern California and on loan to a third party developer in Melbourne, Australia, for which the Company owns an 18% interest in. Inventory is located at several third party warehouse facilities.

NOTE 9 — NEW ACCOUNTING PRONOUNCEMENT

EITF 06-03

In June 2006, the EITF reached a consensus on Issue No. 06-03 (“EITF 06-03”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The provisions of EITF 06-03 became effective as of December 31, 2006. Our adoption of ETIF 06-03 has not and is not expected to have a material effect on our consolidated financial position or results of operations.

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

Upon review and analysis by the Company, we have concluded that no FIN 48 effects are present as of September 30, 2007 and our tax position has not materially changed since March 31, 2007.  For the six months ended September 30, 2007, we did not identify and record any liabilities related to unrecognized income tax benefits.  Therefore the adoption of FIN 48 does not impact our financial statements for the three and six months ended September 30, 2007.

We recognize interest and penalties related to uncertain income tax positions in income tax expense. No interest and penalties related to uncertain income tax positions were accrued at September 30, 2007.  Income tax returns for the fiscal tax year ended September 30, 2004 to the present are subject to examination by major tax jurisdictions.

NOTE 10 — SUBSEQUENT EVENTS

None

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

Liquidity and Capital resources

During the six months ended September 30, 2007, we raised $7,081,500 million before agent’s commissions in cash through private offerings.  We have used the proceeds from the offerings for development and marketing of our interactive game franchises and ongoing working capital requirements.

We anticipate needing an additional $15,000,000 to $20,000,000 to finance our planned operations over the next 12 months. We will be unable to complete development of our existing games or develop and publish additional games, or consummate any acquisitions, if we are unable to raise this capital. We believe our current cash on hand of approximately $1.8 million as of November 5, 2007, in addition to anticipated cash flow from operations, will enable the company to continue operating until the end of Calendar 2007.

In addition to money needed to develop new games, we will also need money to fund the expansion of our staff. It is currently anticipated we will hire an additional two employees in the next six months to support our expansion plans.

Projections

We are projecting our consolidated revenues will be in the range of $6 million to $8 million for fiscal 2008, in the range of $25 million to $28 million for fiscal 2009, and in the range of $40 million to $44 million for fiscal 2010.

Recent Developments

License Agreement
On May 18, 2007, we entered into a multi-year world-wide license agreement with Frank Miller, Inc., a New York Corporation (“FMI”).  The license grants the Company the exclusive rights for the development, manufacturing, and publishing of games on multi-platforms based on all current and future Sin City comic books and collections, graphic novels, and other books owned or controlled by FMI, including all storylines of those comic books and graphic novels.

Definitive Agreement .

On August 24, 2007, we entered into a definitive agreement with IR Gurus Pty Ltd. (the “Company”), a corporation formed under the laws of Australia, and Nathan Eric Murphy, Michael Thomas Fegan, Andrew Geoffrey Niere, Craig Philip Laughton, Ben Byron Palmer, Ian George Cunliffe and Votraint No. 651 Pty Ltd, stockholders of the Company (each a “Seller” and collectively, the “Sellers”), providing for the acquisition of the remaining outstanding shares of the Company not owned by us subject to certain closing conditions. This acquisition has not yet been consummated.

RED MILE ENTERTAINMENT, INC.

Results of Operations

The unaudited results of operations for the six and three months ending September 30, 2007 and September 30, 2006 are as follows:

Summary of Unaudited Statements of Operations
Six Months Ended September 30, 2007 and 2006
Summary of Statements of Operations

	2007	2006	% change
Revenue	$3,433,315	$326,751	951%
Cost of sales	5,027,243	613,255	720%
Gross margin	(1,593,928)	(286,504)
Operating expenses	4,190,080	2,088,966	101%
Net loss before interest and provision for income taxes	(5,784,008)	(2,375,470)
Debt conversion inducement costs	(4,318,286)
Beneficial debt conversion costs	(662,902)	---
Interest income (expense), net	89,060	9,520
Income tax expense	---	---
Net loss	(10,854,256)	(2,365,950)	359%
Accretion on redeemable convertible preferred stock	---	(69,474)
Net loss attributable to common shareholders	$(10,854,256)	$(2,435,424)

Net loss per common share - Basic and diluted	$(.90)	$(.33)
Shares used in computing basic and diluted net loss per share (in 000’s)	12,099	7,470

Summary of Unaudited Statements of Operations
Three Months Ended September 30, 2007 and 2006
Summary of Statements of Operations

	2007	2006	% change
Revenue	$3,158,893	$284,903	1009%
Cost of sales	4,774,734	575,795	729%
Gross margin	(1,615,841)	(290,892)
Operating expenses	2,902,557	1,088,107	167%
Net loss before interest and provision for income taxes	(4,518,398)	(1,378,999)
Debt conversion inducement costs	4,318,286	---
Beneficial debt conversion costs	662,902	-
Interest income (expense), net	22,174	3,974
Income tax expense	---	---
Net loss	(9,477,412)	(1,375,025)	589%
Accretion on redeemable convertible preferred stock	(---)	(38,586)
Net loss attributable to common shareholders	$(9,477,412)	$(1,413,611)

Net loss per common share - Basic and diluted	$(.65)	$(.17)
Shares used in computing basic and diluted net loss per share (in 000’s)	14,510	8,379

Revenues

Revenues were approximately $3,159,000 and $3,433,000 during the three and six months ended September 30, 2007 as compared to approximately $285,000 and $327,000 during the comparable periods from 2006.  The increase is primarily due to sales of Jackass: The Game in North America.  During the three months ended September 30, 2007, substantially all of our revenues came from Jackass: The Game and Lucinda Green’s Equestrian Challenge.  During this period we released Jackass: The Game in North America and Lucinda Green’s Equestrian Challenge in Europe.

We currently have three games under development which we anticipate will be ready for shipment in fiscal years 2008 through 2010. We are developing Jackass: The Game playable on the Nintendo DS console which we expect will ship January 2008. We are developing a sequel to Heroes of the Pacific that is set in the European theatre (next generation console and PC) that we expect to ship in fiscal 2009.  We have also commenced development of Sin City: The Game and expect to ship this game in September 2009.

For the six months ended September 30, 2006, our revenue consisted of royalties from five products (Crusty Demons, GripShift, Disney’s Aladin Chess Adventure, El Matador, and Dual Sudoku).

At September 30, 2007, Navarre Corporation and Hollywood Entertainment accounted for approximately 86% of the gross consolidated accounts receivable and represented approximately 85% of our consolidated revenues for the six months ended September 30, 2007.  As a result, we were materially dependent upon these customers for our revenues.  The loss of any single significant customer, especially Navarre Corporation, would have a material adverse effect on our results.  We record revenues net of Navarre’s distribution fees.

We are projecting our consolidated revenues will be in the range of $6 million to $8 million for fiscal 2008, in the range of $25 million to $28 million for fiscal 2009, and in the range of $40 million to $ 44 million for fiscal 2010.

Cost of sales

Cost of goods sold were approximately $4,774,000 and $5,027,000 during the three and six months ended September 30, 2007 as compared to approximately $575,795 and $613,255 during the comparable periods from 2006.  The increase in cost of goods sold as compared to the prior year is primarily the result of the sales of Jackass: The Game, as described in the Revenues section above, and the write-down of software development costs as described below.

For the six months ended September 30, 2007, cost of sales include the following: (i) the amortization of software development costs for  Jackass: The Game and Lucinda Green’s Equestrian Challenge; and (ii) manufacturing costs of Jackass: The Game.  Cost of sales also includes the amortization of prepaid royalties paid to the licensors of 10 Talismans, Ouba, and Pantheon. In addition, cost of sales includes actual royalties paid to the developers of Power Pack. Also included in cost of sales for the six months ended September 30, 2007 is a $1,623,782 charge for the impairment of development costs and inventory for several games for which we now do not expect to recover.

Cost of sales for the six months ended September 30, 2007 consisted of:

Amortization of capitalized software development costs and manufacturing and distribution costs	$3,342,375
Royalties to third party game developers	61,086
Write down of inventory costs to net realizable value Write down of software development costs and advanced royalties to net realizable value	13,083 1,610,699
Total	$5,027,243

Operating Expenses

Operating expenses for the six months and three months ended September 30, 2007 and 2006, respectively, were as follows:

	Six month ended September 30, 2007	Percent of total	Six month ended September 30, 2006	Percent Of total	Percent Increase
Research and development costs	$596,093	14.2%	$190,820	9.1%	212%
General and administrative costs	1,671,693	39.9%	1,318,661	63.1%	27%
Marketing, sales and business development costs	1,922,294	45.9%	579,485	27.8%	232%
Total operating expenses	$4,190,080	100.0%	$2,088,966	100.0%	101%

Research and Development Costs

Our research and development (R&D) expenses consist of the following: (i) costs incurred at our third party developers for which the game has not yet reached technological feasibility as described in FAS 86; and (ii) costs incurred in our internal development group which are not capitalized into our games under development. All direct game development during the year was performed by third party developers under fixed fee development and royalty contracts. These external development costs are capitalized upon the company determining that the game has passed the technological feasibility standard of FAS 86 and commencing upon product release, capitalized software development costs are amortized to cost of sales using the greater of the ratio of actual cumulative revenues during the quarter to the total of actual cumulative revenues during the quarter plus projected future revenues for each game or straight-line over the estimated life of the product.

Certain internal costs are capitalized as part of the development costs of a game. During the six months ended September 30, 2007 approximately $253,000 of internal costs were capitalized and approximately $579,000 of external costs were expensed as incurred as costs prior to the related game reaching technological feasibility.

Research and development expenses were approximately $442,000 and $596,000 during the three and six months ended September 30, 2007 as compared to approximately $105,000 and $191,000 during the three and six months ended September 30, 2006, an increase of approximately 321% and 212%, respectively.  Virtually all of the costs for R&D during the six months ended September 30, 2007 related to costs incurred in the development of Sin City: the Game and Jackass DS prior to the related game reaching technological feasibility.

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

One multi-platform product, Lucinda Green’s Equestrian Challenge, shipped in late November 2006 for the PS2 in North America, and shipped in early January 2007 for the PC. This product shipped in July 2007 in Europe and shipped in September 2007 in Australia.

Jackass: The Game for the PSP and PS2 platforms shipped in North America in late September 2007 and is expected to ship in Europe and Australia in November 2007. The Nintendo DS version of the game is expected to ship in January 2008.

One multi-platform product, Lucinda Green’s Equestrian Challenge, shipped in late November 2006 for the PS2 in North America, and shipped in early January 2007 for the PC. This product shipped in July 2007 in Europe and shipped in September 2007 in Australia.

In August of 2006, we also began the production stage of a sequel of Heroes of the Pacific set in the European theatre on the next generation console and PC.  The game is expected to ship in our fiscal 2009 year.

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

General and Administrative Costs

General and administrative costs were approximately $774,000 and $1,672,000 in the three and six months ended September 30, 2007 as compared to approximately $636,000 and $1,319,000 in the three and six months ended September 30, 2006, respectively.  General and administrative (G&A) costs are comprised primarily of the costs of stock options issued to employees and consultants, employee salaries and benefits, professional fees (legal, accounting, investor relations, and consulting), facilities expenses, amortization and depreciation expenses, and insurance costs.  The majority of the increase relates to employee salaries and related costs and amortization on the convertible debentures.  Employee salaries and related costs had a year over year increase of approximately $200,000 or 41%.  The increase is due to the recognition of expense related to the fair value of employee option grants.  Amortization expense had a year over year increase of approximately $78,000.  The increase is primarily due to agent’s commission, associated with the issuance of senior secured convertible debentures during the third quarter of fiscal 2007.

We expect that G&A cost will remain relatively flat throughout the remainder of fiscal 2008.

Sales, Marketing and Business Development Costs

Sales, marketing and business development costs were approximately $1,687,000 and $1,922,000 during the three and six months ended September 30, 2007 as compared to approximately $348,000 and $579,000 during the three and six months ended September 30, 2006, an increase of 385% and 232%, respectively.  Sales, marketing, and business development costs consist primarily of employee salaries, stock option expenses, and employee benefits, consulting costs, public relations costs, marketing research, and sales support materials costs.  Sales costs year over year increased approximately $295,000 mainly due to the hiring of two full time employees and sales commissions related to the shipment of Jackass: The Game.

We incurred approximately $26,000 sales related costs during the six months ended September 30, 2006.  Business development costs year over year decreased approximately $124,000 mainly due to the refocus only on franchise products.  Overall marketing costs year over year increased approximately $1,172,000 mainly due to advertising and promotion costs for Jackass: The Game.  Marketing costs for Jackass: The Game included approximately $246,000 on print media, $356,000 on online media, $405,000 on TV media, and $165,000 for public relation and trade promotions.

Other Expense

During the three months ended September 30, 2007, we took a non-cash debt inducement conversion charge of $4,318,286 related to converting $8,244,000 principal amount of senior secured convertible debentures and $155,281 in accrued interest on the debentures into shares of our common stock at a lower conversion price than the conversion price attached to the debentures.

In addition, we took a non-cash charge of $662,902 on the conversion of $2,400,000 in principal amount of convertible promissory notes into shares of our common stock related to the beneficial value of warrants issued with the common stock at the time of conversion.

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

Our significant accounting policies are summarized in Note 1 of our consolidated financial statements. While all these significant accounting policies impact our financial condition andresults of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Revenue recognition

Our  revenue recognition policies are in accordance with the American Institute Of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2 “Software Revenue Recognition” as amended by SOP 98-9 ”Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” and SOP 81-1 “Accounting for Performance of Construction Type and Certain Production-Type Contracts”.

In most cases, we ship finished products to third party game distributors  who will then ship these products to retailers and charge us a distribution fee. Our internal sales force together with the distributors’ sales force generate orders from the retailers. In North America, shipments made to an exclusive distributor (Navarre Corporation) are shipped under consignment, and accordingly we do not record any revenue on these shipments until the distributor ships the games to the retailers.  Revenue is recorded net of the distribution fees levied by the distributor.

Red Mile may receive minimum guaranteed amounts or development advances from its distributors or co-publishers prior to and upon final delivery and acceptance of a completed game. Under these agreements, such payments do not become non-refundable until such time as the game is completed and accepted by the co-publisher(s). Pursuant to SOP 81-1, the completed contract method of accounting is used and these cash receipts are credited to deferred revenue when received.

In cases where the contract with the co-publisher(s) is a development contract, revenue is recognized once the product is completed and accepted by the co-publisher(s). This acceptance by the co-publisher(s) is typically concurrent with approval from the third party hardware manufacturer for those products where approval is required from the third party hardware manufacturer.

In cases where the agreement with the distributors or co-publishers calls for these payments to be recouped from revenue share or royalties earned by us from sales of the games, we do not recognize revenue from these payments until the game begins selling. Accordingly, we recognize revenue as the games are sold by the distributors or co-publishers using the stated revenue share or royalty rates and definitions in the respective contract(s). Periodically, we review our deferred revenue balances and if the product is no longer being sold or when our current forecasts show that a portion of the revenue will not be earned out through forecasted sales of the games, the excess balance in deferred revenue is recognized as revenue.

Determining when and the amount of revenue to be recognized often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue we report. For example, in recognizing revenue, we must make assumptions as to the potential returns and potential price protection of the product which could result incredits to retailers for their unsold inventory. Changes in any of these assumptions or judgments could cause a material increase or decrease in the amount of net revenue we report in a particular period.

Software Development Costs and Advanced Royalties— Software development costs and advanced royalties to developers include milestone payments made to independent software developers and other third parties under development contracts and direct labor costs.  Software development costs and advanced royalties also include license payments made to licensors of intellectual property we license.

Software development costs are accounted for in accordance with Statement of Financial Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed”.

Software development costs are capitalized once technological feasibility of a product is established and such costs are determined to be recoverable. For products where proven technology exists, this may occur very early in the development cycle. Factors we consider in determining when technological feasibility has been established include (i) whether a proven technology exists; (ii) the quality and experience levels of the development studio developing the game; (iii) whether the game is a sequel to an already completed game which has used the same or similar technology; and (iv) whether the game is being developed with a proven underlying game engine. Technological feasibility is evaluated on a product-by-product basis. Capitalized costs for those products that are cancelled or abandoned are charged immediately to cost of sales. The recoverability of capitalized software development costs is evaluated based on the expected performance of the specific products for which the costs relate.

Commencing upon a product’s release, capitalized software development costs are amortized to cost of sales using the greater of the ratio of actual cumulative revenues during the quarter to the total of actual cumulative revenues during the quarter plus projected future revenues for each game or straight-line over the estimated life of the product.  For products that have been released in prior periods, we evaluate the future recoverability of capitalized amounts on a quarterly basis or when events or circumstances indicate the capitalized costs may not be recoverable. The primary evaluation criterion is actual title performance.

Significant management judgments and estimates are utilized in the assessment of when technological feasibility is established, as well as in the ongoing assessment of the recoverability of capitalized development costs and advanced royalties.

In evaluating the recoverability of capitalized software development costs and advanced royalties, the assessment of expected product performance utilizes forecasted sales amounts and estimates of additional costs to be incurred.  If revised forecasted or actual product sales are less than and/or revised forecasted or actual costs are greater than the original forecasted amounts utilized in the initial recoverability analysis, the net realizable value may be lower than originally estimated in any given quarter, which could result in an impairment charge to cost of sales.

Receivable Allowances – Receivables are stated net of allowances for price protection, returns, discounts and doubtful accounts.

We grant price protection to, and sometimes allow product returns from our customers under certain conditions.  Therefore, we record an allowance for price protection and returns at each balance sheet date.  The provision related to this allowance is reported in net revenues.  Price protection means credits relating to retail price markdowns on our products previously sold by us to customers.  We base these allowances on expected trends and estimates of future retail sell through of our games.  Actual price protection and product returns may materially differ from our estimates as our products are subject to changes in consumer preferences, technological obsolescence due to new platforms or competing products.  Changes in these factors could change our judgments and estimates and result in variances in the amount of allowance required.  If customers request price protection in amounts exceeding the rate expected and if management agrees to grant it, then we may incur additional charges against our net revenues.

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

As required by Commission Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing evaluation, the Company’s chief executive officer and chief financial officer concluded that these disclosure controls and procedures were effective as of September 30, 2007.

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

We were incorporated in August 2004 and shipped our first two games in our second fiscal quarter of 2006 and an additional six games in fiscal 2007. During the six months ended September 30, 2007, we shipped Jackass: The Game for the PS2 and PSP platforms and an additional three PC games from our Roveractive, Ltd. casual games division.  We therefore face the risks and problems associated with businesses in their early stages in a competitive environment and have a limited operating history on which an evaluation of our prospects can be made. Until we develop our business further by publishing and developing more games, it will be difficult for an investor to evaluate our chances for success. Our prospects should be considered in light of the risks, expenses and difficulties frequently encountered in the establishment of any business in a competitive environment.

We have not yet generated any income and may never become profitable.

During the years ended March 31, 2007 and 2006, and the six months ended September 30, 2007, we incurred net losses of $8,038,894, $4,849,678, and $10,854,256 respectively. Our ability to generate revenues and to become profitable depends on many factors, including the market acceptance of our products and services, our ability to control costs and our ability to implement our business strategy. There can be no assurance that we will become or remain profitable.

If we are unable to raise additional financing, we will be unable to fund our planned expansion.

We have never achieved positive cash flow from operations and there can be no assurance that we will do so in the future. We need additional financing to fund our product development costs and the operating costs we anticipate incurring over the next several quarters. Our current cash on hand together with our expected cash flows from operating activities will enable us to continue operating until the end of our Calendar 2007. We anticipate needing an additional $15,000,000 to $20,000,000 to bring our existing products under development and to market and finance our day to day operations.

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

If we are unable to realize profitable operations, or raise sufficient capital, we will be unable to implement our business strategy. If we cannot continue to self publish in, we will have to license our games to co-publihers, and our profit and operating margins will be lower, making it more difficult to achieve profitability.  In such circumstances, it is likely that we will dissolve and, depending on our remaining assets at the time of dissolution, we may not be able to return any funds back to investors.

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

We have shipped the following Console or Handheld games: (i) Heroes of the Pacific for the PS2, Xbox and PC platforms which first began shipping in September, 2005; (ii) GripShift for the PSP platform which first began shipping in September 2005; (iii) Crusty Demons for the PS2 and Xbox platforms which first began shipping in July 2006; (iv) Lucinda Green’s Equestrian Challenge for the PS2 and PC which first began shipping in November 2006; and (iiv) Jackass for the PS2, and PSP platforms which first began shipping in September 2007.  On the PC, we have shipped: (i) Disney’s Aladdin Chess Adventures which first began shipping in February 2006; (ii) El Matador, which first began shipping in October 2006; (iii) Dual Sudoku, which first began shipping in September 2006; (iv) Timothy and Titus, which first began shipping in November 2006; (v) Aircraft Power Pack, which first began shipping in December 2006;  (vi)  Lucinda Green’s Equestrian Challenge, which we first began shipping in November 2006; and (vii) Ouba, Pantheon and 10 Talismans which first began shipping in May 2007. We are currently involved in the development of three games: (i) Jackass: the Game for the Nintendo  DS;   (ii) a sequel to Heroes of the Pacific based in the European theatre for the Xbox 360, PS3, and PC; and (iii)  Sin city: The Game for the PS3 and Xbox 360.

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

We are dependent on our platform licensors for the license to the specifications needed to develop software for their platforms. These platform licensors set the royalty rates that we must pay in order to publish games for their platforms. These royalty rates will vary based on the expected wholesale price point of the game. Certain of our platform licensors have retained the ability to change their royalty rates. It is possible that a platform licensor may terminate or not renew our license.  Our gross margins and operating margins will suffer if our platform licensors increase the royalty rates that we must pay, terminate their licenses with us, do not renew their licenses with us, or do not grant us a license to publish on the next generation consoles.  In addition, if we are required to issue price protection credits to our customers on slow moving inventory, we are not entitled to receive corresponding credits on the royalty rates to the platform manufacturers for publishing the games.

We are also dependent on the platform licensors for multiple approvals on each game in order to publish each game. There can be no assurance that such platform licensors will approve any of our games. Accordingly, we may never be able to ship  our games that have completed development if they are not approved by the platform manufacturers.

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

Our financial performance will suffer if we do not meet our game development or manufacturing schedules.

We expect that many of our future games will be developed and published in connection with the releases of related movie titles and other significant marketing events, or more generally in connection with higher sales periods, including our third quarter ending December 31. As such, we will establish game development schedules tied to these periods. If we miss these schedules, we will incur the costs of procuring licenses without obtaining the revenue from sales of the related games which will have an adverse effect on our revenues, margins, and cash flow. In addition, we are required to manufacture our games with the related console manufacturer. If we experience delays at the manufacturer, we could miss our anticipated ship dates which would have a material adverse effect on our operations.

It may become more difficult or expensive for us to license intellectual property, thereby causing us to publish fewer games.

Our ability to compete and operate successfully depends in part on our acquiring and controlling proprietary intellectual property. Our games embody trademarks, trade names, logos, or copyrights licensed from third parties. An example is MTVN’s JackassTM, which utilizes rights licensed from MTVN and Frank Miller’s, Sin City. If we cannot maintain the licenses that we currently have, or obtain additional licenses for the games that we plan to publish, we will produce fewer games and our business will suffer. Furthermore, some of our competitors have significantly greater resources than we do, and are therefore better positioned to secure intellectual property licenses. We cannot assure you that our licenses will be extended on reasonable terms or at all, or that we will be successful in acquiring or renewing licenses to property rights with significant commercial value.  In addition, some of our intellectual property licenses give substantial discretion and creative control of the game to the licensor of the intellectual property which can cause delays in completion in the game and could even give the licensor the ability to terminate the license.

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

In addition, each game is required to be rated by the Entertainment Software Rating Board (ESRB). If our games receive unfavorable ratings from the ESRB, this could limit which retailers would purchase our game and have an adverse effect on our business.

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

As of September 30, 2007, we had two customers who accounted for 64.8% (Navarre Corporation) and 20.9% (Hollywood Entertainment) of our consolidated accounts receivable and for the six month ended September 30, 2007, we had three customers who accounted for 75.0% (Navarre Corporation), 10.3% (Hollywood Entertainment.) and 5.4% (Funtastic Ltd.) of consolidated revenue. As of March 31, 2007, we had two customers who accounted for 49.1% (Navarre Corporation) and 28.1% (GameStop) of our consolidated accounts receivable and for the fiscal ended March 31, 2007 we had three customers who accounted for 48.1% (Navarre Corporation), 18.1% (GameStop) and 14.7% (Koch Media) of consolidated revenue. If Navarre Corporation were to decrease their purchase volume, discontinue advancing us cash for manufacturing or discontinue their relationship with us, our revenue would decrease significantly unless we were able to find new customers to replace the lost volume. There can be no assurance that such new customers could be found, or if found, that they would purchase the same quantity as the current customers.

Because we have not internally developed any of the games that we have sold, our business is dependent upon external sources over which we have very little control.

 We have not yet internally developed any games that we sell and our business has been derived from the sale of games developed by external development studios. If the external developers of our games were to discontinue their relationship with us, we may not be able to find a replacement. If our external developers were to increase the fees that we pay for development, our costs would increase, making it more difficult to achieve positive margins and profitability and we would be forced to find alternative developers. There can be no assurance that we would be able to find alternative developers, or even if such developers are available, that they will be available on terms acceptable to us.  In addition, there is no assurance that our third party developers will be able to complete the games under development.

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

Effect of Recent Accounting Pronouncements

EITF 06-03

In June 2006, the EITF reached a consensus on Issue No. 06-03 (“EITF 06-03”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The provisions of EITF 06-03 became effective as of December 31, 2006. Our adoption of ETIF 06-03 has not and is not expected to have a material effect on our consolidated financial position or results of operations.

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

FIN 48

Effective April 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, or FIN 48. FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain income tax positions recognized in the financial statements in accordance with SFAS No. 109. Income tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods.  For the six months ended September 30, 2007, we did not identify and record any liabilities related to unrecognized income tax benefits.  Therefore the adoption of FIN 48 does not impact our financial statements for the six months ended September 30, 2007.

Item 2 Unregistered Sales of Equity Securities.

On July 18, 2007, we issued 1,872,600 units (the “Units”) at $2.50 per Unit with each Unit consisting of one share of our common stock, par value $.01 (the “Common Stock”), and 0.2 of one warrant, pursuant to an agency agreement with J.F. Mackie & Company, Ltd. (the “Agent”).

Pursuant to the terms of the agency agreement, the Agent facilitated the purchase of the Units to a total of 69 accredited investors for an aggregate amount of $4,681,500. Of the 69 investors, 67 are residents of Canada, one is a resident of the Bahamas and one is a resident of Argentina.

Each whole warrant entitles the holder of the warrant to acquire, for no additional consideration, one share of our Common Stock in the event that we do not complete by March 18, 2008 a liquidity transaction, as defined in the agency agreement with the Agent. The warrants will automatically be cancelled if we complete a liquidity transaction by March 18, 2008.

All of the securities were issued in private placement transactions outside the United States to investors who are not “U.S. persons” pursuant to the exemption from registration provided by Regulation S under the Securities Act of 1933.

Item 4.  Submission of Matters to a Vote of Debenture Holders

On July 18, 2007, holders of more than 66 2/3% of the $8,244,000 principal amount of senior secured convertible debentures and $155,281 in accrued interest on the debentures issued by us in October and November 2006 voted by way of extraordinary resolution to cancel such debentures and to convert the principal and accrued interest amounts of their debentures into shares of our Common Stock at $2.50 per share, thereby resulting in the conversion of the full principal and interest amounts associated with all such debentures into 3,359,713 shares of our Common Stock.

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

RED MILE ENTERTAINMENT, INC.
(Registrant)
Date: November 13, 2007	By: /s/ Chester Aldridge
Chester Aldridge
Chief Executive Officer
(Principal Executive Officer)
Date: November 13, 2007	By: /s/ Ben Zadik
Ben Zadik
Chief Financial Officer
(Principal Financial Officer)