Form 10QSB
period 2007-12-31
Red Mile Entertainment Inc
filed 2008-02-14
CIK 1309053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

-----------------------------------------
FORM 10-QSB
-----------------------------------------

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007

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

Number of shares of the registrant's common stock outstanding as of February 13, 2008 is: 15,952,005.

Transitional Small Business Disclosure Format (check one) Yes ☐ No [ X ]

 Part I. FINANCIAL INFORMATION

 ITEM 1. Financial Statements

RED MILE ENTERTAINMENT, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
	December 31, 2007	March 31, 2007
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$1,368,988	$1,912,992
Accounts receivable, net of reserves of $875,964 and $265,765	2,314,642	245,843
Inventory, net	348,128	77,232
Prepaid expenses and other assets	14,595	302,431
Current portion of issuance costs on senior secured convertible debentures	-	305,226
Software development costs and advanced royalties	5,059,713	6,072,849

Total current assets	9,106,066	8,916,573

Property and equipment, net	181,976	241,171
Long term portion of issuance costs on senior secured convertible debentures, net	-	176,321
Intangible assets, net	81,958	114,240
Other assets	427,999	313,244
Total assets	$9,797,999	$9,761,549

Liabilities, and stockholders’ deficit
Current liabilities:
Accounts payable	$1,392,670	$994,675
Accrued liabilities	2,008,908	1,124,398
Deferred revenue	576,395	-
Other current liabilities	190,080	-
Total current liabilities	4,168,053	2,119,073

Senior secured convertible debentures	-	8,244,000
Total liabilities	4,168,053	10,363,073

Common stock, $0.01 par value, authorized 100,000,000 shares; 15,952,005 and 9,661,740 shares outstanding, respectively	159,520	96,617
Additional paid-in capital	36,358,847	16,518,164
Accumulated other comprehensive income	2,986	1,885
Accumulated deficit	(30,891,407)	(17,218,190)
Total stockholders’ equity (deficit)	5,629,946	(601,524)

Total liabilities and stockholders’ equity (deficit)	$9,797,999	$9,761,549

The accompanying notes are an integral part of these unaudited condensed financial statements.

RED MILE ENTERTAINMENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended December 31,
	2007	2006

Revenues, net	$5,704,034	$502,503

Cost of sales	6,314,875	1,322,570

Gross margin	(610,841)	(820,067)

Operating expenses
Research and development costs	442,333	143,551
General and administrative costs	1,156,000	785,961
Sales, marketing and business development costs	428,511	496,694

Total operating expenses	2,026,844	1,426,206

Net loss before other income (expense) and provision for income taxes	(2,637,685)	(2,246,273)

Debt conversion inducement costs	-	-
Beneficial debt conversion costs	-	-
Interest income (expense), net	8,806	(46,771)
Amortization of senior secured convertible debentures issuance costs	-	(52,599)
Other income (expense), net	(190,080)	-

Net loss before income tax expense	(2,818,959)	(2,345,643)
Income tax expense	-	-
Net loss	(2,818,959)	(2,345,643)

Accretion on redeemable convertible preferred stock	-	(31,726)

Net loss attributable to common shareholders	$(2,818,959)	$(2,377,369)

Net loss per common share, basic and diluted	$(0.18)	$(0.27)

Shares used in computing basic and diluted loss per share	15,952,005	8,729,297

The accompanying notes are an integral part of these unaudited condensed financial statements.

RED MILE ENTERTAINMENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(Unaudited)

	Nine months ended December 31,
	2007	2006

Revenues, net	$9,137,350	$829,253

Cost of sales	11,342,119	1,935,825

Gross margin	(2,204,769)	(1,106,572)

Operating expenses
Research and development costs	1,038,426	334,371
General and administrative costs	2,749,295	2,104,621
Sales, marketing and business development costs	2,350,805	1,076,179

Total operating expenses	6,138,526	3,515,171

Net loss before other income (expense) and provision for income taxes	(8,343,295)	(4,621,743)

Debt conversion inducement costs	4,318,286	-
Beneficial debt conversion costs	662,902	-
Interest income (expense), net	(80,255)	(37,251)
Amortization of senior secured convertible debentures issuance costs	78,399	52,599
Other income (expense), net	(190,080)	-
Net loss before income tax expense	(13,673,217)	(4,711,593)

Income tax expense	-	-

Net loss	(13,673,217)	(4,711,593)

Accretion on redeemable convertible preferred stock	-	(101,200)

Net loss attributable to common shareholders	$(13,673,217)	$(4,812,793)

Net loss per common share, basic and diluted	$(1.02)	$(0.60)

Shares used in computing basic and diluted loss per share	13,378,805	8,058,190

The accompanying notes are an integral part of these unaudited condensed financial statements.

 RED MILE ENTERTAINMENT INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended December 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(13,673,217)	$(4,711,593)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	156,015	84,512
Amortization of software development costs	4,180,123	252,263
Amortization of senior secured convertible debenture issuance costs	76,307	52,599
Amortization of intangibles `	32,282	-
Loss on disposal of assets	1,970	-
Impairment of inventory	410,044	140,540
Impairment of software development and licensing costs	1,776,252	1,268,031
Stock based compensation	355,832	243,009
Reserve for price protection and bad debt expense	610,197	115,331
Beneficial debt conversion costs	662,902	-
Debt conversion inducement costs	4,318,286	-
Liquidated damage charges	190,080	-
Changes in current assets and liabilities
Accounts receivable	(2,678,996)	(158,892)
Inventory	(680,939)	(189,699)
Prepaid expenses and other current assets	287,836	(9,859)
Software development costs	(4,943,238)	(4,570,822)
Other assets	-	(44,521)
Accounts payable	397,995	190,056
Accrued liabilities	1,039,791	32,274
Deferred revenue	576,395	(27,500)
Net cash used in operating activities	$(6,904,083)	$(7,334,271)

Cash flows from investing activities:
Purchases of marketable securities	-	-
Sales of marketable securities	-	10,313
Acquisition of property and equipment	(99,268)	(262,834)
Cash paid for other investment	(114,755)	-
Net Cash flows used in investing activities	$(214,023)	$(252,521)

Cash flows from financing activities:
Proceeds from sales of preferred stock and warrants	-	2,645,000
Proceeds from exercise of warrants	-	859,916
Cost of redeemable convertible preferred stock issuances	-	(165,624)

Proceeds from sales of common stock, net of costs	4,295,527	-
Proceeds from issuance of senior secured convertible debentures	-	8,244,000
Costs from issuance of senior secured convertible debentures	-	(595,483)
Proceeds from issuance of convertible promissory notes, net of costs	2,277,000	-

Net cash provided by financing activities	6,572,527	10,987,809
Effect of exchange rate changes on cash	1,575	1,547
Net increase (decrease) in cash	$(544,004)	$3,402,564

Cash and cash equivalents, beginning of period	$1,912,992	$769,926
Cash and cash equivalents, ending of period	$1,368,988	$4,172,490

Supplemental Disclosure of Non-Cash Financing Transactions
Accretion of redeemable preferred stock and foreign currency adjustment	$		$101,200
Conversion of senior secured convertible debentures		8,244,000	-
Accrued interest on senior secured convertible debentures….		$155,281	-
Debt issuance costs related to the issuance of the senior secured convertible debentures		$528,240	-
Conversion of convertible promissory notes		$2,400,000	-
Relative fair value of warrants issued for conversion of promissory notes		$662,902	-
Relative fair value of warrants issued for preferred stock		-	$423,788
Conversion of Series A Redeemable Convertible Preferred Stock, net of offering costs		-	$10,344,446
Conversion of Series B and C Redeemable Convertible Preferred Stock, net of offering costs		-	$4,655,257
Cancellation of common stock		-	$(110,000)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

RED MILE ENTERTAINMENT, INC.
Notes to Condensed Consolidated Financial Statements
 (Unaudited)

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business — Red Mile Entertainment, Inc. (“Red Mile” or “the Company”) was incorporated in Delaware in August of 2004. The Company is a developer and publisher of interactive entertainment software across multiple hardware platforms, with a focus on creating or licensing intellectual properties.  The Company sells its games directly to distributors, retailers, and video rental companies in North America. In Europe and Australia, the Company either sells its games directly to distributors or licenses its games with major international game co-publishers in exchange for payment to the Company of either development fees or guaranteed minimum payments. The guaranteed minimum payments are recoupable by the distributor or co-publisher against amounts owed computed under the various agreements. Once the distributor or co-publisher recoups the guaranteed minimum payments, the Company is entitled to additional payments as computed under the agreements. The Company operates in one business segment, interactive software publishing.

Going Concern — The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has an accumulated deficit of $30,891,407 at December 31, 2007, and has incurred negative cash flows from operations since inception.

The Company shipped its first products in August and September of calendar 2005 generating its initial revenue. The Company expects that sales growth from existing as well as new products will continue. The continuation of the Company as a going concern is dependent upon the continued financial support of current shareholders, and new investors, of which management cannot make any assurances.

The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities or any other adjustment that might result from these uncertainties.

Basis of Presentation — The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the instructions for Form 10-QSB and Article 10 of Regulation SX. The March 31, 2007 balance sheet was derived from audited financial statements filed with our 10-KSB as of March 31, 2007 and therefore may not include all the information and disclosures necessary for a presentation of the Company’s financial position, results of operations and cash flows in conformity with generally accepted accounting principals in the United States of America. In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the Company’s financial position, results of operations and cash flows. The results of operations for an interim period are not necessarily indicative of the results for the full year. The financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2007.

On January 30, 2007, the company amended its Certificate of Incorporation to affect a 1 for 3 reverse stock split of the company’s common stock. The unaudited condensed consolidated financial statements for the current and prior periods have been adjusted to reflect the change in the number of shares.

Principles of Consolidation — The consolidated financial statements of Red Mile Entertainment, Inc. include the accounts of the Company, and its wholly-owned subsidiaries, 2WG Media, Inc., Roveractive Ltd., and Red Mile Australia Pty Ltd. All inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include sales returns and allowances, price protection estimates, retail sell through estimates, provisions for doubtful accounts, accrued liabilities, estimates regarding the recoverability of advanced royalties, inventories, software development costs, long lived assets, estimates of when a game in development has reached technological feasibility, and deferred tax assets. These estimates generally involve complex issues and require us to make judgments, involve analysis of historical and future trends, can require extended periods of time to resolve, and are subject to change from period to period. Actual results could differ materially from our estimates.

Concentration of Credit Risk — Financial instruments which potentially subject us to concentration of credit risk consist of temporary cash investments and accounts receivable. During the periods ended December 31, 2007 and March 31, 2007, we had deposits in excess of the Federal Deposit Insurance Corporation (“FDIC”) limit at one U.S. based financial institution and at one financial institution outside of the U.S.

At December 31, 2007 and March 31, 2007, Red Mile had uninsured bank balances and certificates of deposit totaling approximately $1,267,000 and $1,731,000, respectively.

Receivable Allowances – Receivables are stated net of allowances for price protection, returns, discounts, doubtful accounts, allowances for value added services by retailers, and deductions for cooperative marketing costs.

We may grant price protection to, and sometimes allow product returns from our customers and customers of our distributors under certain conditions.  Therefore, we record a reserve for potential price protection and returns at each balance sheet date.  The provision related to this allowance is reported in net revenues.  Price protection means credits relating to retail price markdowns on our products previously sold by us to customers or customers of our distributors.  We base these allowances on expected trends and estimates of future retail sell through of our games.  Actual price protection and product returns may materially differ from our estimates as our products are subject to changes in consumer preferences, technological obsolescence due to new platforms or competing products.  At December 31, 2007 and March 31, 2007, Red Mile had price protection and returns reserves of $404,333 and $171,841, respectively. Changes in these factors could change our judgments and estimates and result in variances in the amount of reserve required.  If customers request price protection in amounts exceeding the rate expected and if management agrees to grant it, then we may incur additional charges against our net revenues, but we are not required to grant price protection to retailers who purchase our products from distributors and the decision to grant price protection is discretionary. At December 31, 2007 and March 31, 2007, Red Mile had allowance reserves for doubtful accounts of $471,108 and $93,924, respectively. We may also incur cooperative marketing costs for our products owed to our customers, or to customers of our distributors. These costs are deducted from accounts receivable due to us from our customers. At December 31, 2007 and March 31, 2007, Red Mile had cooperative marketing deductions of $102,500 and $0, respectively, recorded as deductions from accounts receivable. We may also incur value added service costs for certain services performed by retailers carrying our products. At December 31, 2007 and March 31, 2007, Red Mile had allowance reserves for value added services of $523 and $0, respectively.

Intangible Assets — Intangible assets primarily consist of a website and customer list in conjunction with the acquisition of the assets of Rover Active, Ltd.  These intangible assets are being amortized by the straight-line method over their useful lives, ranging from 12 to 120 months.  Amortization of these intangible assets totaled $10,760 and $32,281 for the three and nine months ended December 31, 2007 and $0 and $0 for the three and nine months ended December 31, 2006, respectively.

Other Assets – Other assets consist primarily of our 18% equity investment in the outstanding shares of IR Gurus Pty Ltd/Transmission Games, a developer of interactive video games headquartered in Melbourne, Australia.

Inventories — Inventories, consisting primarily of finished goods and components, are made up of materials (including manufacturing royalties paid to console manufacturers), labor charges from third parties, and freight-in. Inventories are stated at the lower of cost or market, using the first-in, first-out method.  The Company performs periodic assessments to determine the existence of obsolete, slow moving and non-saleable inventories, and records necessary provisions to reduce such inventories to net realizable value.  We recognize all inventory reserves as a component of cost of goods sold.  All inventories are produced by third party manufacturers, and substantially all inventories are located at third party warehouses on consignment in North America.

Software Development Costs and Advanced Royalties — Software development costs and advanced royalties to developers include milestone payments or advances on milestone payments made to software developers and other third parties and direct labor costs.  Advanced royalties also include license payments made to licensors of intellectual property we license.

Software development costs and advanced royalty payments made to developers are accounted for in accordance with Statement of Financial Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed”.

Software development costs and advanced royalty payments to developers are capitalized once technological feasibility of a product is established and such costs are determined to be recoverable. For products where proven technology exists, this may occur very early in the development cycle. Factors we consider in determining when technological feasibility has been established include (i) whether a proven technology exists; (ii) the quality and experience levels of the development studio developing the game; (iii) whether the game is a sequel to an already completed game which has used the same or similar technology; and (iv) whether the game is being developed with a proven underlying game engine. Technological feasibility is evaluated on a product-by-product basis. Capitalized costs for those products that are cancelled or abandoned are charged immediately to cost of sales. The recoverability of capitalized software development costs and advanced royalty payments to developers are evaluated based on the expected performance of the specific products for which the costs relate.

Commencing upon a product’s release, capitalized software development costs and advanced royalty payments to developers are amortized to cost of sales using the greater of the ratio of actual cumulative revenues during the quarter to the total of actual cumulative revenues during the quarter plus projected future revenues for each game or straight-line over the remaining estimated life of the product.

For products that have been released in prior periods, we evaluate the future recoverability of capitalized amounts on a quarterly basis or when events or circumstances indicate the capitalized costs may not be recoverable. The primary evaluation criterion is actual title performance.

Significant management judgments and estimates are utilized in the assessment of when technological feasibility is established, as well as in the ongoing assessment of the recoverability of capitalized development costs and advanced royalty payments to developers.  In evaluating the recoverability of capitalized software development costs and advanced royalty payments to developers, the assessment of expected product performance utilizes forecasted sales quantities and prices and estimates of additional costs to be incurred or expensed.

If revised forecasted or actual product sales are less than and/or revised forecasted or actual costs are greater than the original forecasted amounts utilized in the initial recoverability analysis, the net realizable value may be lower than originally estimated in any given quarter, which could result in a larger charge to cost of sales in future quarters or an impairment charge to cost of sales.

Advanced royalty payments made to licensors of intellectual property are capitalized and evaluated for recoverability based on the expected performance of the underlying games for which the intellectual property was licensed. Any royalty payments made to licensors of intellectual property determined to be unrecoverable through future sales of the underlying games are charged to cost of sales.

Revenue Recognition  —   The Company’s revenue recognition policies are in accordance with the American Institute Of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2 “Software Revenue Recognition” as amended by SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions”.  SOP 81-1 “Accounting for Performance of Construction Type and Certain Production-Type Contracts”.  Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements”, as revised by SAB No. 104, “Revenue Recognition”.  EITF 01-09 “Accounting for  Consideration Given by a Vendor to a Customer”, and FASB Interpretation No. 39 “Offsetting of amounts related to certain contracts an interpretation of APB No. 10 and FASB Statement No. 105, and  EITF 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement”.

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

Product revenue, including sales to distributors, retailers, co-publishers, and video rental companies is recognized when the above criteria are met. We reduce product revenue for estimated future returns and price protection, which may occur with our distributors, retailers, retailers of our distributors, and co-publishers. In the future, we may decide to issue price protection credits for either our PC or console products. When evaluating the adequacy of sales returns and price protection reserve allowances, we analyze our historical returns on similar products, current sell-through of distributor and retailer inventory, current trends in the video game market and the overall economy, changes in customer demand , acceptance of our products, and other factors.  At December 31, 2007 and March 31, 2007, our returns and price protection reserves was $404,333 and $171,841, respectively.

In North America, we primarily sell our games to distributors who in turn sell to retailers that both our internal sales force, our outsourced independent sales group, and distributors’ sales force generate orders from.  These distributors will charge us a distribution fee based on a percentage of the prevailing wholesale price of the product. We record revenues net of these distribution fees.

Red Mile may receive minimum guaranteed amounts or other up front cash amounts from a co-publisher or distributor prior to delivery of the products. Pursuant to SOP 81-1, the completed contract method of accounting is used as these minimum guarantee amounts usually do not become non-refundable until the co-publisher or distributor accepts the completed product. These receipts are credited to deferred revenue when received. Revenues are recognized as the product is shipped and actual amounts are earned. In the case of distributors who hold our inventory on consignment, revenues are recognized once the product leaves the distributor warehouse.

Periodically, we review the deferred revenue balances and, when the product is no longer being actively sold by the co-publisher or distributor, or when our forecasts show that a portion of the revenue will not be earned out, this excess is taken into revenue. For the three and nine months ended December 31, 2007, $1,089,136 and $2,764,587 in deferred revenue was recognized in revenue.

Red Mile may be required to levy European Value Added Tax (“VAT”) and Australian Goods and Services Tax (“GST”) on shipments of our products within the EU member countries, and Australia, respectively. Pursuant to EITF 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement”, Red Mile has included the taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction on a gross basis (included in revenues and costs). For the three and nine months ended December 31, 2007, $167,300 in taxes assessed by a governmental authority were included revenue and cost of sales.

Our revenues are subject to material seasonal fluctuations. In particular, revenues in our third fiscal quarter will ordinarily be significantly higher than other fiscal quarters. Revenues recorded in our third fiscal quarter are not necessarily indicative of what our reported revenues will be for an entire fiscal year.

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

Stock-Based Compensation Plans — On April 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) 123 (revised 2004), “Share-Based Payment” (the “Statement or “SFAS 123(R)”), requiring us to recognize expense related to the fair value of our stock-based compensation awards. Prior to April 1, 2006, the Company used the minimum value method in estimating the value of employee option grants as allowed by SFAS 123, amended by SFAS 148 “ Accounting for stock based compensation - transition and disclosure ”. Accordingly, we have elected to use the prospective transition method as permitted by SFAS 123(R) and therefore have not restated our financial results for prior periods. Under this transition method, stock-based compensation expense for the three and nine months ended December 31, 2007 includes compensation expense for all stock option awards granted subsequent to March 31, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). We recognize compensation expense for stock option awards on a straight-line basis over the requisite service period of the award.

In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, which offers guidance on SFAS 123(R). SAB 107 was issued to assist preparers by simplifying some of the implementation challenges of SFAS 123(R) while enhancing the information that investors receive. SAB 107 creates a framework that is premised on two overarching themes: (a) considerable judgment will be required by preparers to successfully implement SFAS 123(R), specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Key topics covered by SAB 107 include valuation models, expected volatility and expected term. The Company is applying the principles of SAB 107 in conjunction with its adoption of SFAS 123(R) for stock options granted up to December 31, 2007.

In December 2007, the SEC issued SAB No. 110, which expresses the views of the staff regarding the use of a "simplified" method, as discussed in SAB No. 107 in developing an estimate of expected term of stock options in accordance with Statement of Financial Accounting Standards No. 123(R). Under SAB No. 110, the staff will continue to accept, under certain circumstances, the use of the simplified method permitted under SAB No. 107 beyond December 31, 2007.

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

Loss Per Share — We compute basic and diluted loss per share amounts pursuant to the Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Basic loss per share is computed using the weighted average number of common shares outstanding during the period.

Diluted loss per share is computed using the weighted average number of common and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of the incremental common shares that could be issued upon exercise of stock options, warrants, convertible promissory notes, convertible preferred stock, and senior secured convertible debentures (using the treasury stock method). Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive.

The following table summarizes the weighted average shares outstanding for the nine months ending December 31, 2007 and 2006:

	Nine Months Ended December 31,
	2007	2006
Basic weighted average shares outstanding	13,378,805	8,058,190
Total stock options outstanding	1,776,007	1,210,410
Less: anti-dilutive stock options due to loss	(1,776,007)	(1,210,410)
Total redeemable convertible preferred stock outstanding	-	-
Less: anti-dilutive redeemable convertible preferred stock due to loss	-	-
Total senior secured convertible debentures outstanding	-	1,570,286
Less: senior secured convertible debentures outstanding due to loss	-	(1,570,286)
Total warrants outstanding	3,374,327	3,319,510
Less: anti-dilutive warrants due to loss	(3,374,327)	(3,319,510)
Diluted weighted average shares outstanding	13,378,805	8,058,190

The following table summarizes the weighted average shares outstanding for the three months ending December 31, 2007 and 2006:

	Three Months Ended December 31,
	2007	2006
Basic weighted average shares outstanding	15,952,005	8,729,297
Total stock options outstanding	1,776,007	1,210,410
Less: anti-dilutive stock options due to loss	(1,776,007)	(1,210,410)
Total redeemable convertible preferred stock outstanding	-	-
Less: anti-dilutive redeemable convertible preferred stock due to loss	-	-
Total senior secured convertible debentures outstanding	-	1,570,286
Less: senior secured convertible debentures outstanding due to loss	-	(1,570,286)
Total warrants outstanding	3,374,327	3,319,510
Less: anti-dilutive warrants due to loss	(3,374,327)	(3,319,510)
Diluted weighted average shares outstanding	15,952,005	8,729,297

NOTE 2 — ACCRUED LIABILITIES

	December 31, 2007	March 31, 2007
Accrued professional fees	$157,352	$217,370
Accrued royalties payable	1,087,574	50,676
Accrued bonuses	142,313	87,314
Accrued milestone payments to developers	114,732	420,000
Accrued paid time off	44,258	38,741
Other miscellaneous	66,404	93,203
Accrued marketing costs	270,000	175,000
Accrued commissions	126,275	42,094
Total	$2,008,908	$1,124,398

NOTE 3 — DEFERRED REVENUE

	December 31, 2007	March 31, 2007
Jackass: The Game (Nintendo DS Platform)	384,109	—
Lucinda Green’s Equestrian Challenge	$192,286	$—

Total	$576,395	$—

NOTE 4 — OTHER CURRENT LIABILITIES

	December 31, 2007	March 31, 2007
Contingent Registration Payment Liability	190,080	—
Total	$190,080	$—

On July 18, 2007, holders of the Company’s convertible promissory  notes converted their notes into shares of common stock of the Company. In connection with the conversion, holders of the notes received 0.2 warrants with a strike price of $0 per share for every common share they received. These warrants contained a provision for automatic cancellation of the warrants if the Company would be able to realize a liquidity event in Canada on or before March 18, 2008. The Company has determined that it will be unable to realize a liquidity event by the aforementioned date. Accordingly, in accordance with EITF 19-2, “Accounting For Registration Payments Arrangements”, the company has recorded a contingent liability representing the value of 192,000 shares of common stock of the Company that the Company would be required to deliver after March 18, 2008 upon exercise of the warrants.

NOTE 5 — COMMITMENTS

In the normal course of business, we enter into contractual arrangements with third-parties for the development of products, as well as for the license rights to intellectual property and or for the license rights to underlying game engines. Under these agreements, we commit to provide specified payments to a developer, or intellectual property holder, based upon contractual arrangements.  For our development agreements, we will often renegotiate development fees if the costs to complete the product has differed from what was contractually agreed to. In these cases, we may increase the amounts of payments made to developers before a new contractual agreement is reached. Typically, the payments to third-party developers are conditioned upon the achievement by the developers of contractually specified development milestones. These payments to third-party developers and intellectual property holders may be deemed to be advances and are recoupable against future royalties earned by the developer or intellectual property holder based on the sale of the related game. Assuming all contractual provisions are met, the total future minimum commitments for development contracts, intellectual property holders, and licensors of underlying game engines in place as of December 31, 2007 are approximately $22,319,167, which is scheduled to be paid as follows:

Year ended March 31,
2008	$3,466,737
2009	$10,733,614
2010	$8,118,816
Total	$22,319,167

Lease Commitments

Operating Leases — Red Mile leases its office space under a twelve month operating lease expiring March 2008 with a monthly base rental of $6,240 per month. Rent expense for the nine months ended December 31, 2007 was $56,860.

The minimum future lease payment for the above lease as of December 31, 2007 is $18,720 for the fiscal year ended March 31, 2008.  In order to renew the lease for an additional 12 month period, as of April 1, 2008, the monthly base rent will increase to $6,427 per month.

NOTE 6 — STOCK OPTIONS AND STOCK COMPENSATION

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Period Ended December 31, 2007
Expected life (in years)	4.2 - 6.5
Risk free rate of return	4.0% - 5.13%
Volatility	50% - 80%
Dividend yield	-
Forfeiture rate	9% - 15%

The following table sets forth the total stock-based compensation expense for the three months ended December 31, 2007 and December 31, 2006.  All research and development costs, and sales, marketing, and business development costs in this table are related to employees. General and administrative costs are broken out between those related to consultants and those related to employees.

	Three Months Ended December 31, 2007	Three Months Ended December 31, 2006
Research and development costs	$5,658	$6,948
Sales, marketing, and business development costs	4,568	18,067
General and administrative costs—consultants	3,395	130,133
General and administrative costs—employees	103,336	7,398
Stock-based compensation before income taxes	116,957	162,546
Income tax benefit	-	-
Total stock-based employee compensation expense after income taxes	$116,957	$162,546

The following table sets forth the total stock-based compensation expense for the nine months ended December 31, 2007 and December 31, 2006.  All research and development costs, and sales, marketing, and business development costs in this table are related to employees. General and administrative costs are broken out between those related to consultants and those related to employees.

	Nine Months Ended December 31, 2007	Nine Months Ended December 31, 2006
Research and development costs	$16,914	$14,332
Sales, marketing, and business development costs	19,137	28,624
General and administrative costs—consultants	4,834	192,655
General and administrative costs—employees	314,947	7,398
Stock-based compensation before income taxes	355,832	243,009
Income tax benefit	-	-
Total stock-based employee compensation expense after income taxes	$355,832	$243,009

During the nine and three months ended December 31, 2007, the Company granted employee stock options for 15,000 common shares and non-employee stock options for 30,000 common shares exercisable at $2.35 per share expiring in 10 years and vesting over 3 years.  The options were valued at $71,301 or $1.58 per option using a Black-Scholes option pricing method that uses the assumptions noted above.

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

Under the Amended Plan, options for 2,500,000 shares of common stock are reserved for issuance.  At December 31, 2007, 723,993 options are available for grant.  Options have been issued with exercise prices of between $0.66 and $4.00 per share as follows:

Options Outstanding				Options Exercisable

	Number	Weighted Avg.	Weighted Avg.	Number	Weighted Avg.
Range of Exercise Prices	Outstanding	Remaining Life	Exercise Price	Exercisable	Exercise Price
$0.66 - $1.49	660,173	8.04	$0.71	469,363	$0.74
$1.50 - $2.37	126,667	8.50	$2.14	80,000	$2.01
$2.38 - $4.00	989,167	9.21	$3.90	115,208	$3.60
	1,776,007			664,571

Option activity under the Amended Plan is as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at March 31, 2006	940,966	$0.75
Exercisable at March 31, 2006	177,620	$0.90
Granted	1,124,167	3.75
Forfeited or expired	(76,388)	2.73
Outstanding at March 31, 2007	1,988,745	$2.28
Exercisable at March 31, 2007	607,000	$0.83
Granted	45,000	2.35
Exercised	(143,069)	.71
Forfeited or expired	(114,669)	$.88
Outstanding at December 31, 2007	1,776,007	$2.59	8.69	$182,138
Exercisable at December 31, 2007	685,388	$1.24	8.07	$136,837

In the case where shares have been granted to third parties, the fair value of such shares is recognized as an expense in the period issued using the Black-Scholes option pricing model.

In the case of shares granted to employees, the fair value of such shares is recognized as an expense over the service period.  As of December 31, 2007, the fair value of options issued by the Company was $2,626,385 of which $789,150 has been forfeited. Expense recognized for the nine and three months ending December 31, 2007 and 2006 was $355,832 and $116,957, and $243,009 and $162,546, respectively.  The unamortized cost remaining at December 31, 2007 was $1,114,974 with a weighted average expected term for recognition of 4.47 years. At the time of grant, the estimated fair values per option were from $0.33 to $2.94.

During the nine months ended December 31, 2007, 112,243 options with a $0.66 strike price and 30,825 options with a $0.90 strike price were exercised pursuant to a cashless provision.  The Company issued 97,952 common shares for the options exercised.

During the nine months ended December 31, 2007, 98,331 options with a $0.66 strike price and 1,338 options with a $0.90 strike price expired and 15,000 options with a strike price of $2.35 were forfeited.

NOTE 7 — COMMON STOCK

On July 18, 2007, the Company issued 1,872,600 of its common stock to a total of 69 accredited investors for an aggregate amount of $4,681,500.  The shares were issued pursuant to an agency agreement with J.F. Mackie & Company, Ltd. (the “Agent”).  The Agent is an independent equity investment firm located in Calgary, Canada.  Upon the closing of the transaction, the Company paid the Agent commissions of $320,890 and $64,523 for related legal fees.

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

NOTE 8 — WARRANTS

On July 18, 2007, the Company issued 374,520 warrants to 69 accredited investors as part of unregistered sales of equity securities.  Each whole warrant entitles the holder of the warrant to acquire, for no additional consideration, one share of common stock in the event that the Company does not complete by March 18, 2008, a liquidity transaction, as defined in the agency agreement with the Agent.  The warrants will automatically be cancelled if the Company completes a liquidity transaction by March 18, 2008.  At this time, it is Management’s best estimation that a liquidity transaction is not probable to be completed by March 18, 2008, if at all.

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

In addition, concurrent with the conversion of $2,400,000 convertible promissory notes, the Company issued 0.2 of one warrant to the former note holders.  Each whole warrant entitles the holder of the warrant to acquire, for no additional consideration, one share of common stock in the event that the Company does not complete by March 18, 2008, a liquidity transaction, as defined in the agency agreement with the Agent.  The warrants will automatically be cancelled if the Company completes a liquidity transaction by March 18, 2008.  At this time, it is Management’s best estimation that a liquidity transaction is not probable to be completed by March 18, 2008, if at all.  For the three and nine months ended December 31, 2007, the company recorded a contingent liability charge of $190,080 related to the value of the company’s common shares to be delivered upon exercise of the aforementioned warrants.

On July 18, 2007, upon the closing of the unregistered sales of equity securities as described above, the Company issued the Agent and its nominees broker’s warrants entitling it to purchase up to 215,408 shares of the Company’s common stock at $3.00 per share until July 18, 2009.

The following table lists the total number of warrants outstanding as of December 31, 2007.

Expiring	Strike Price	Number of Common shares
May 1, 2008	$4.50	585,287
May 2, 2008	$4.50	845,333
December 31, 2008	$5.25	681,779
January 18, 2009 (a) July 17, 2009 July 18, 2009	(a) $2.75 $3.00	566,520 480,000 215,408
Total		3,374,327

(a) The warrants expire the earlier of a liquidity transaction or January 18, 2009.  The warrants entitle the holder to acquire common stock for no consideration.

NOTE 9 — CONCENTRATIONS

Customer base

Our customer base includes distributors, co-publishers, and retailers of video games in the United States, Europe, Australia, and Asia. We review the credit worthiness of our customers on an ongoing basis, and believe that we need an allowance for potential credit losses at December 31, 2007 of $471,108. Also netted against accounts receivable are returns and price protection reserves on existing receivables of $404,333 and deductions for cooperative marketing costs of $102,500.  Account balances are charged off against the allowance when the Company believes it is probable that accounts receivable will not be recovered. As of December 31, 2007, we had three customers who accounted for 67.5%, 17.7%, and 5.4% of net accounts receivable.

These customers were Navarre Corporation, Empire Interactive, and Blockbuster Video, respectively. Navarre Corporation, Empire Interactive and Funtastic Corporation accounted for 51.8%, 31.0% and 6.6%, respectively, of consolidated revenue during the nine months ended December 31, 2007. As of March 31, 2007, we had two customers who accounted for 49.1% and 28.1% of  accounts receivable.

Operations by Geographic Area

Our products are sold in North America, Europe, Australia, and Asia through third-party licensing arrangements, through distributors, and through retailers.

The following table displays consolidated net revenue by location during the nine months ended December 31, 2007:

Location	Revenue
North America	$5,448,205
Europe	2,939,675
Australia and Asia	749,470
$9,137,350

 Location of assets

The Company’s tangible assets excluding inventory are primarily located at its corporate offices in Northern California and on loan to a third party developer in Melbourne, Australia, for which the Company owns an 18% interest in. Inventory is located at several third party warehouse facilities.

NOTE 10 — NEW ACCOUNTING PRONOUNCEMENT

EITF 06-03

In June 2006, the EITF reached a consensus on Issue No. 06-03 (“EITF 06-03”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The provisions of EITF 06-03 became effective as of December 31, 2006.  Red Mile has included the European Value Added Tax and the Australian Goods and Services Tax that is directly imposed on a revenue-producing transaction on a gross basis (included in revenues and costs).  For the three and nine months ended December 31, 2007, $167,300 in taxes assessed by a governmental authority were included revenue and cost of sales.

SFAS 141(R) and SFAS 160

In December 2007, the Financial Accounting Standards Board  (“FASB”) issued Statement No. 141(Revised 2007), Business Combinations (SFAS 141(R)) and Statement No. 160, Accounting and Reporting of Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160). These statements will significantly change the financial accounting and reporting of business combination transactions and non-controlling (or minority) interests in consolidated financial statements. SFAS 141(R) requires companies to: (i) recognize, with certain exceptions, 100% of the fair values of assets acquired, liabilities assumed, and non-controlling interests in acquisitions of less than a 100% controlling interest when the acquisition constitutes a change in control of the acquired entity; (ii) measure acquirer shares issued in consideration for a business combination at fair value on the acquisition date; (iii) recognize contingent consideration arrangements at their acquisition-date fair values, with subsequent changes in fair value generally reflected in earnings;

 (iv) with certain exceptions, recognize pre-acquisition loss and gain contingencies at their acquisition-date fair values; (v) capitalize in-process research and development (IPR&D) assets acquired; (vi) expense, as incurred, acquisition-related transaction costs; (vii) capitalize acquisition-related restructuring costs only if the criteria in SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, are met as of the acquisition date; and (viii) recognize changes that result from a business combination transaction in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals as adjustments to income tax expense. SFAS 141(R) is required to be adopted concurrently with SFAS 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (our fiscal 2009). Early adoption of these statements is prohibited. We believe the adoption of these statements will have a material impact on significant acquisitions completed after March 31, 2009.

SAB 110

In December 2007, the Securities and Exchange Commission published SAB Staff Accounting Bulletin (SAB) 110, which amends SAB 107 to allow for the continued use, under certain circumstances, of the "simplified" method in developing an estimate of the expected term of so-called "plain vanilla" stock options accounted for under FAS 123R, Share Based Payment (FAS 123R).  SAB 110 provides that the SEC staff will accept, under certain circumstances, the use of the simplified method beyond December 31, 2007 for "plain vanilla" options. Our adoption of SAB 110 is not expected to have a material effect on our consolidated financial position or results of operations.

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

Upon review and analysis by the Company, we have concluded that no FIN 48 effects are present as of December 31, 2007 and our tax position has not materially changed since March 31, 2007.  For the nine months ended December 31, 2007, we did not identify and record any liabilities related to unrecognized income tax benefits.  Therefore the adoption of FIN 48 does not impact our financial statements for the three and nine months ended December 31, 2007.

We recognize interest and penalties related to uncertain income tax positions in income tax expense. No interest and penalties related to uncertain income tax positions were accrued at December 31, 2007.  Income tax returns for the fiscal tax year ended March 31, 2005 to the present are subject to examination by major tax jurisdictions.

NOTE 11 — SUBSEQUENT EVENTS

On February 11, 2008, we entered into an uncommitted revolving line of credit agreement with Tiger Paw Capital Corporation, a corporation owned and operated by Mr. Kenny Cheung, a member of the Company’s Board Of Directors and the owner of approximately 9.4% of the Company's outstanding common stock (“Lender”), in the amount of $1,000,000 ("The Line"). The Line is available for working capital requirements. Any amounts drawn on the Line are payable on demand but in no event later than 90 days from the date each respective draw is made. The Line is an uncommitted obligation where Lender may decline to make advances under the Line, or terminate the Line, at any time and for any reason without prior notice to the Company.  The Line bears interest at the rate of 10% per annum and is payable to Lender on demand. Advances under the Line may be pre-paid without penalty. The line is secured by all present and future assets of the Company and carries no financial or operating covenants.

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

Liquidity and Capital resources

During the nine months ended December 31, 2007, we raised $7,081,500 million before agent’s commissions in cash through private offerings.  We have used the proceeds from the offerings for development and marketing of our interactive game franchises and ongoing working capital requirements.

On February 11, 2008, we entered into an uncommitted revolving line of credit agreement with Tiger Paw Capital Corporation, a corporation owned and operated by Mr. Kenny Cheung, a member of the Company’s Board Of Directors and the owner of approximately 9.4% of the Company's outstanding common stock (“Lender”), in the amount of $1,000,000 ("The Line"). The Line is available for working capital requirements. Any amounts drawn on the Line are payable on demand but in no event later than 90 days from the date each respective draw is made. The Line is an uncommitted obligation where Lender may decline to make advances under the Line, or terminate the Line, at any time and for any reason without prior notice to the Company.  The Line bears interest at the rate of 10% per annum and is payable to Lender on demand. Advances under the Line may be pre-paid without penalty. The line is secured by all present and future assets of the Company and carries no financial or operating covenants.

We currently need to raise additional capital in order to continue operating our business. We believe our current cash on hand of approximately $864,000, plus our expected cash from operations and expected draws on the line of credit facility will allow us to continue our business operations until the end of our fiscal year. In the event that we are not successful in raising additional capital on or before March 31, 2008, we will be unable to continue operations.

We anticipate needing an additional $15,000,000 to $20,000,000 to finance our planned operations over the next 12 to 18 months. We will be unable to complete development of our existing games or develop and publish additional games, or consummate any acquisitions, if we are unable to raise this capital.

In addition to money needed to develop new games, we will also need money to fund the expansion of our staff. It is currently anticipated we will hire one additional employee in the next six months to support our expansion plans.

Projections

We are projecting our consolidated revenues will be in the range of $25 million to $28 million for fiscal 2009, and in the range of $40 million to $44 million for fiscal 2010.

Recent Developments

License Agreement
On May 18, 2007, we entered into a multi-year world-wide license agreement with Frank Miller, Inc., a New York Corporation (“FMI”).  The license grants the Company the exclusive rights for the development, manufacturing, and publishing of games on multiple platforms based on all current and future Sin City comic books and collections, graphic novels, and other books owned or controlled by FMI, including all storylines of those comic books and graphic novels.

Definitive Agreement ..

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

This agreement expired on December 31, 2007 and we are currently in negotiations to extend the term of the agreement.

RED MILE ENTERTAINMENT, INC.

Results of Operations

The unaudited results of operations for the nine and three months ending December 31, 2007 and December 31, 2006 are as follows:

Summary of Unaudited Statements of Operations
Nine Months Ended December 31, 2007 and 2006
Summary of Statements of Operations

	2007	2006	% Change
Revenue	$9,137,350	$829,253	1,002%
Cost of sales	11,342,119	1,935,825	486%
Gross margin	(2,204,769)	(1,106,572)
Operating expenses	6,138,526	3,515,171	75%
Net loss before interest and provision for income taxes	(8,343,295)	(4,621,743)
Debt conversion inducement costs	4,318,286	---
Beneficial debt conversion costs	662,902	---
Interest income (expense), net	(80,255)	(37,251)
Amortization of senior secured convertible debenture issuance costs	(78,399)	(52,599)
Other income (expense), net	(190,080)	---
Income tax expense	---	---
Net loss	(13,673,217)	(4,711,593)	190%
Accretion on redeemable convertible preferred stock	---	101,200
Net loss attributable to common shareholders	$(13,673,217)	$(4,812,793)

Net loss per common share - Basic and diluted	$(1.02)	$(.60)
Shares used in computing basic and diluted net loss per share (in 000’s)	13,378,805	8,058,190

Summary of Unaudited Statements of Operations
Three Months Ended December 31, 2007 and 2006
Summary of Statements of Operations

	2007	2006	% Change
Revenue	$5,704,034	$502,503	1035%
Cost of sales	6,314,875	1,322,570	377%
Gross margin	(610,841)	(820,067)
Operating expenses	2,026,844	1,426,206	167%
Net loss before interest and provision for income taxes	(2,637,685)	(2,246,273)
Debt conversion inducement costs	---	---
Beneficial debt conversion costs	---	---
Interest income (expense), net	8,806	(46,771)
Amortization of senior secured convertible debenture issuance costs	---	(52,599)
Other income (expense), net	(190,080)	---
Income tax expense	---	---
Net loss	(2,818,959)	(2,345,643)	20%
Accretion on redeemable convertible preferred stock	---	(31,726)
Net loss attributable to common shareholders	$(2,818,959)	$(2,377,369)

Net loss per common share - Basic and diluted	$(.18)	$(.27)
Shares used in computing basic and diluted net loss per share (in 000’s)	15,952,005	8,729,297

Revenues

Revenues were approximately $5,704,000 and $9,137,000 during the three and nine months ended December 31, 2007 as compared to approximately $503,000 and $829,000 during the comparable periods from 2006.  The increase is primarily due to sales of Jackass: The Game in North America, Europe, Australia and Asia in fiscal 2008.  During the three months ended December 31, 2007, substantially all of our revenues came from Jackass: The Game.  For the nine months ended December 31, 2006, our revenue consisted primarily of sales from Aircraft Power Pack (PC) and Crusty Demons (Xbox).

Our revenues are subject to material seasonal fluctuations. In particular, revenues in our third fiscal quarter will ordinarily be significantly higher than other fiscal quarters. Revenues recorded in our third fiscal quarter are not necessarily indicative of what our reported revenues will be for an entire fiscal year.

We currently have two games under development which we anticipate will be ready for shipment in fiscal years 2009 through 2010. We are developing “Heroes Over Europe”, a sequel to Heroes of the Pacific that is set in the European theatre (for the next generation consoles and PC) that we expect to ship in fiscal 2009.  We are also developing Sin City: The Game, and expect to ship this game in fiscal 2010.

At December 31, 2007, Navarre Corporation, Empire Interactive, and Blockbuster Video accounted for approximately 67.5%, 17.7%, and 5.4%, respectively, of our accounts receivable. For the nine months ended December 31, 2007, Navarre Corporation, Empire Interactive, and Funtastic Ltd. accounted for 51.8%, 31.0%, and 6.6%, respectively, of our revenue.  Accordingly, we were materially dependent upon these customers for our revenues.  The loss of any single significant customer, especially Navarre Corporation and Empire Interactive, would have a material adverse effect on our results.  We record revenues net of Navarre’s distribution fees.

Red Mile may be required to levy European Value Added Tax (“VAT”) and Australian Goods and Services Tax (“GST”) on shipments of our products within the EU member countries, and Australia, respectively. Pursuant to EITF 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement”, Red Mile has included the taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction on a gross basis (included in revenues and costs). For the three and nine months ended December 31, 2007, $167,300 in taxes assessed by a governmental authority were included revenue and cost of sales.

We are projecting our consolidated revenues will be in the range of $25 million to $28 million for fiscal 2009, and in the range of $40 million to $ 44 million for fiscal 2010.

Cost of sales

Cost of sales were approximately $6,315,000 and $11,342,000 during the three and nine months ended December 31, 2007 as compared to approximately $1,323,000 and $1,936,000 during the comparable periods from 2006.  The increase in cost of sales as compared to the prior year is primarily the result of costs of sales from Jackass: The Game.

For the nine months ended December 31, 2007, cost of sales primarily include the following: (i) the amortization of software development costs for  Jackass: The Game; (ii) manufacturing costs of Jackass: The Game; (iii) royalties payable on Jackass: The Game; and  (iv) impairment costs on Jackass: The Game.

Cost of sales for the nine months ended December 31, 2007 consisted of:

Amortization of capitalized software development costs and manufacturing and distribution costs	$8,117,402
Royalties to third party game developers	883,117
Write down of inventory costs to net realizable value	410,044
Write down of software development costs and advanced royalties to net realizable value	1,764,256
Taxes Collected from Customers and Remitted to governmental Authorities	167,300
Total	$11,342,119

Operating Expenses

Operating expenses for the nine months ended December 31, 2007 and 2006, respectively, were as follows:

	Nine months ended December 31, 2007	Percent of total	Nine months ended December 31, 2006	Percent Of total	Percent Increase
Research and development costs	$1,038,426	16.9%	$334,371	9.5%	211%
General and administrative costs	2,749,295	44.8%	2,104,621	59.9%	31%
Marketing, sales and business development costs	2,350,805	38.3%	1,076,179	30.6%	118%

Total operating expenses	$6,138,526	100.0%	$3,515,171	100.0%

Research and Development Costs

Our research and development (R&D) expenses consist of the following: (i) costs incurred at our third party developers for which the game has not yet reached technological feasibility as described in FAS 86; and (ii) costs incurred in our internal development group which are not capitalized into our games under development. All direct game development during the year was performed by third party developers under development and royalty contracts. These external development costs are capitalized upon the company determining that the game has passed the technological feasibility standard of FAS 86 and commencing upon product release, capitalized software development costs are amortized to cost of sales using the greater of the ratio of actual cumulative revenues during the quarter to the total of actual cumulative revenues during the quarter plus projected future revenues for each game or straight-line over the estimated remaining life of the product.

Certain internal costs are capitalized as part of the development costs of a game. During the nine months ended December 31, 2007, approximately $354,000 of internal costs were capitalized and approximately $1,000,000 of external costs were expensed as incurred as costs prior to the related game reaching technological feasibility.

Research and development expenses were approximately $442,000 and $1,038,000 during the three and nine months ended December 31, 2007 as compared to approximately $144,000 and $334,000 during the three and nine months ended December 31, 2006, an increase of approximately 208% and 211%, respectively.  Virtually all of the costs for R&D during the nine months ended December 31, 2007, related to costs incurred in the development of Sin City: the Game and Jackass: The Game for the Nintendo DS prior to the related game reaching technological feasibility.

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

Jackass: The Game for the PSP and PS2 platforms shipped in North America in late September 2007, and in Europe and Australia in November 2007. The Nintendo DS version of the game shipped in January 2008.

In August of 2006, we also began development of a sequel of Heroes of the Pacific set in the European theatre on next generation consoles and PC (“Heroes Over Europe”).  The game is expected to ship in our fiscal 2009 year.

On May 18, 2007, we entered into a multi-year world-wide license agreement with Frank Miller, Inc., a New York Corporation (“FMI”). This license grants us the exclusive rights for the development, manufacturing, and publishing of games on multiple platforms based on all current and future Sin City comic books and collections, graphic novels, and other books owned or controlled by FMI, including all storylines of those comic books and graphic novels.

The funds required to develop a new game depend on several factors, including: the target release platform, the scope and genre of the game design, the cost of any underlying intellectual property licenses, the length of the development schedule, the size of the development team, the complexity of the game, the skill and experience of the development team, the location of the development studio, whether an underlying game engine is being licensed, and any specialized software or hardware necessary to develop a game.

General and Administrative Costs

General and administrative costs were approximately $1,156,000 and $2,749,000 in the three and nine months ended December 31, 2007 as compared to approximately $786,000 and $2,105,000 in the three and nine months ended December 31, 2006, respectively.  General and administrative (G&A) costs are comprised primarily of the costs of stock options issued to employees and consultants, employee salaries and benefits, professional fees (legal, accounting, investor relations, and consulting), facilities expenses, amortization and depreciation expenses, insurance costs, and travel. During the three months ended December 31, 2007, we took a bad debt charge in the amount of approximately $380,000 related to one of our customers, Hollywood Video, who filed Chapter 11 protection during the quarter. Other causes of the increase relates to increased employee salaries and the cost of stock option expenses.  Employee salaries and the costs of stock option grants had a year over year increase of approximately $151,000 or 29%.

We expect that G&A cost will decrease throughout the remainder of fiscal 2008 related to the non-recurring bad debt charge we took in our third fiscal quarter.

Sales, Marketing and Business Development Costs

Sales, marketing and business development costs were approximately $429,000 and $2,351,000 during the three and nine months ended December 31, 2007 as compared to approximately $497,000 and $1,076,000 during the three and nine months ended December 31, 2006, a decrease of 16% and increase of 54%, respectively.  Sales, marketing, and business development costs consist primarily of employee salaries, stock option expenses, employee benefits, consulting costs, public relations costs, promotional costs, marketing research, sales commissions, and sales support materials costs.  Sales, marketing, and business development costs increased year over year for the nine months ended December 31, 2007 mainly due to the marketing campaign for Jackass: The Game and sales commissions related to Jackass: The Game.  Marketing costs for Jackass: The Game included costs for print media, online media, TV media, and for public relations and trade promotions.

Other Expense

During the nine months ended December 31, 2007, we took a non-cash debt inducement conversion charge of approximately $4,318,000 related to converting $8,244,000 principal amount of senior secured convertible debentures and approximately $155,000 in accrued interest on the debentures into shares of our common stock at a lower conversion price than the conversion price attached to the debentures.

We also took a non-cash charge of approximately $663,000 on the conversion of $2,400,000 in principal amount of convertible promissory notes into shares of our common stock related to the beneficial value of warrants issued with the common stock at the time of conversion.

In addition, we took a non-cash charge of approximately $190,000 in the three and nine months ended December 31, 2007, related to contingent liability charges on the value of 192,000 warrants issued on July 18, 2007, that management now believes will not be cancelled as the Company will not be able to realize a liquidity event in Canada before March 18, 2008.

Critical Accounting Policies and Estimates

Red Mile's financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("GAAP"). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues, expenses, and equity amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition.

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

Our significant accounting policies are summarized in Note 1 of our consolidated financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

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

In most cases, we ship finished products to third party game distributors who will then ship these products to retailers and charge us a distribution fee. Our internal sales force, together with the distributors’ sales force and an  outsourced independent sales group we use,  generate orders from the retailers. In North America, shipments made to an exclusive distributor (Navarre Corporation) are shipped under consignment, and accordingly we do not record any revenue on these shipments until the distributor ships the games to the retailers.  Revenue is recorded net of the distribution fees levied by the distributor.  We also ship directly to a select few specialty retailers and to video rental companies.

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

Determining when and the amount of revenue to be recognized often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue we report. For example, in recognizing revenue, we must make assumptions as to the potential returns and potential price protection of the product which could result in credits to distributors or retailers for their unsold inventory. Changes in any of these assumptions or judgments could cause a material increase or decrease in the amount of net revenue we report in a particular period.

Software Development Costs and Advanced Royalties — Software development costs and advanced royalties to developers include milestone payments or advances on milestone payments made to software developers and other third parties and direct labor costs.  Advanced royalties also include license payments made to licensors of intellectual property we license.

Software development costs and advanced royalty payments made to developers are accounted for in accordance with Statement of Financial Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed”.

Software development costs and advanced royalty payments to developers are capitalized once technological feasibility of a product is established and such costs are determined to be recoverable. For products where proven technology exists, this may occur very early in the development cycle. Factors we consider in determining when technological feasibility has been established include (i) whether a proven technology exists; (ii) the quality and experience levels of the development studio developing the game; (iii) whether the game is a sequel to an already completed game which has used the same or similar technology; and (iv) whether the game is being developed with a proven underlying game engine. Technological feasibility is evaluated on a product-by-product basis. Capitalized costs for those products that are cancelled or abandoned are charged immediately to cost of sales. The recoverability of capitalized software development costs and advanced royalty payments to developers are evaluated based on the expected performance of the specific products for which the costs relate.

Commencing upon a product’s release, capitalized software development costs and advanced royalty payments to developers are amortized to cost of sales using the greater of the ratio of actual cumulative revenues during the quarter to the total of actual cumulative revenues during the quarter plus projected future revenues for each game or straight-line over the remaining estimated life of the product.  For products that have been released in prior periods, we evaluate the future recoverability of capitalized amounts on a quarterly basis or when events or circumstances indicate the capitalized costs may not be recoverable. The primary evaluation criterion is actual title performance.

Significant management judgments and estimates are utilized in the assessment of when technological feasibility is established, as well as in the ongoing assessment of the recoverability of capitalized development costs and advanced royalty payments to developers.  In evaluating the recoverability of capitalized software development costs and advanced royalty payments to developers, the assessment of expected product performance utilizes forecasted sales quantities and prices and estimates of additional costs to be incurred or expensed.

If revised forecasted or actual product sales are less than and/or revised forecasted or actual costs are greater than the original forecasted amounts utilized in the initial recoverability analysis, the net realizable value may be lower than originally estimated in any given quarter, which could result in a larger charge to cost of sales in future quarters or an impairment charge to cost of sales.

Advanced royalty payments made to licensors of intellectual property are capitalized and evaluated for recoverability based on the expected performance of the underlying games for which the intellectual property was licensed. Any royalty payments made to licensors of intellectual property determined to be unrecoverable through future sales of the underlying games are charged to cost of sales.

Receivable Allowances – Receivables are stated net of allowances for price protection, returns, discounts, doubtful accounts, and deductions for cooperative marketing costs.

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

Changes in these factors could change our judgments and estimates and result in variances in the amount of allowance required.  If customers request price protection in amounts exceeding the rate expected and if management agrees to grant it, then we may incur additional charges against our net revenues, but we are not required to grant price protection credits to retailers who purchase our products from distributors and the decision to grant price protection is discretionary. We may also incur cooperative marketing costs for our products owed to our customers, or to customers of our distributors. These costs are deducted from accounts receivable due to us from our customers.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report (the “Evaluation Date”).

We do not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.  Additionally, controls can be circumvented by the individual acts of  some  persons,  by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Based upon their  evaluation of our  controls,  our Chief Executive Officer and Chief Financial Officer  have concluded that, subject to the limitations  noted above,  the disclosure  controls are effective providing  reasonable assurance that material information relating to us is made known to  management  on a timely  basis  during the period when our reports are being  prepared. There were no material changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

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

Risks Relating to Our Company

If we are unable to raise additional financing, we will be unable to continue our business operations and investors may not receive any portion of their investment back.

We have never achieved positive cash flow from operations and there can be no assurance that we will do so in the future. We need additional financing to fund our product development costs, our operating costs, and our sales and marketing costs that we anticipate incurring over the next several quarters. Our current cash on hand together with our expected cash flows from operating activities and expected draws on our revolving line of credit will enable us to continue operating until the end of our 2008 fiscal year. We anticipate needing an additional $15,000,000 to $20,000,000 to bring our existing products under development to market and finance our day to day operations.  If we are unable to raise additional capital in the next 30 days, we will be unable to continue our business operations and investors may not receive any portion of their investment back.

Because we have significant accumulated deficit and negative cash flows from operations, our independent registered accounting firm has issued an explanatory paragraph regarding our ability to continue as a going concern.

We have a significant accumulated deficit and have sustained negative cash flows from operations since our inception. The opinion of our independent registered accounting firm for the years ended March 31, 2007 and 2006 contained an explanatory paragraph regarding our ability to continue as a going concern. In fact, the opinion states that these factors raise substantial doubt as to our ability to continue as a going concern. In order for us to operate and not go cease operations, we must generate and/or raise capital to stay operational. The continuity as a going concern is dependent upon the continued financial support of Kenny Cheung, a current member of our Board Of Directors and shareholder, our other current shareholders, our current creditors, and new investors. There can be no assurance that we will be able to generate income or raise additional capital and there is high probability we will cease operations if we do not raise additional capital in the next 30 days.

Because we have only recently commenced business operations, it is difficult to evaluate our prospects and we face a high risk of business failure.

We were incorporated in August 2004 and shipped our first two games in our second fiscal quarter of 2006 and an additional six games in fiscal 2007. During the nine months ended December 31, 2007, we shipped Jackass: The Game for the Sony PS2, Sony PSP, and Nintendo DS  platforms and an additional three PC games from our Roveractive, Ltd. casual games subsidiary.  We therefore face the risks and problems associated with businesses in their early stages in a competitive environment and have a limited operating history on which an evaluation of our prospects can be made. Until we develop our business further by publishing and developing more games, it will be difficult for an investor to evaluate our chances for success. Our prospects should be considered in light of the risks, expenses and difficulties frequently encountered in the establishment of any business in a competitive environment and in the video game and publishing spaces.

We have not yet generated any income and may never become profitable.

During the years ended March 31, 2007 and 2006, and the nine months ended December 31, 2007, we incurred net losses of $8,038,894, $4,849,678, and $13,673,217, respectively. Our ability to generate revenues and to become profitable depends on many factors, including the market acceptance of our products and services, our ability to control costs and our ability to implement our business strategy. There can be no assurance that we will become or remain profitable.

If our business plan fails, our company will dissolve and investors may not receive any portion of their investment back.

If we are unable to realize profitable operations, or raise sufficient capital, we will be unable to implement our business strategy.

If we cannot continue to self publish, we will have to license our games to co-publishers, and our profit and operating margins will be lower, making it more difficult to achieve profitability and positive cash flow.

In such circumstances, it is likely that we will dissolve and, we would likely not be able to return any funds back to investors.

Our financial performance will suffer if we do not meet our game development or manufacturing schedules.

We expect that many of our future games will be developed and published in connection with the releases of related movie titles and other significant marketing events, or more generally in connection with higher sales periods which mainly includes our third quarter ending December 31. As such, we often establish game development schedules tied to these periods. If we miss these schedules, we will incur the costs of procuring licenses without obtaining the revenue from sales of the related games which will have an adverse effect on our revenues, margins, and cash flow. In addition, we are required to manufacture our games with the related console manufacturer. If we experience delays at the manufacturer, we could miss our anticipated ship dates which would have a material adverse effect on our operations. Any delays in development or manufacturing completion dates that could cause our products release dates to be delayed past Thanksgiving or Christmas could cause our business to fail with investors not receiving any portion of their investment back. In addition, any delays in completion of development or manufacturing could cause us to deplete our cash balances and our business to fail.

We are currently dependent on a small number of customers, the loss of any of which could cause a significant decrease in our revenues and cash flows which would seriously harm our business operations.

As of December 31, 2007, we had three customers who accounted for 67.5% (Navarre Corporation), 17.7% (Empire Interactive), and 5.4% (Blockbuster Video) of our consolidated accounts receivable and for the nine months ended December 31, 2007, we had three customers who accounted for 51.8% (Navarre Corporation), 31.0% (Empire Interactive) and 6.6% (Funtastic Ltd.) of consolidated revenue. As of March 31, 2007, we had two customers who accounted for 49.1% (Navarre Corporation) and 28.1% (GameStop) of our consolidated accounts receivable and for the fiscal year ended March 31, 2007, we had three customers who accounted for 48.1% (Navarre Corporation), 18.1% (GameStop) and 14.7% (Koch Media) of consolidated revenue. If Navarre Corporation or Empire Interactive were to decrease their purchase volumes, discontinue advancing us cash for manufacturing, or discontinue their relationship with us, our revenue would decrease significantly unless we were able to find new customers to replace the lost volume. There can be no assurance that such new customers could be found, or if found, that they would purchase the same quantity as the current customers. In addition, if Navarre Corporation or Empire Interactive were to go out of business, we may never collect on our outstanding accounting receivables which would seriously harm our business operations.

Because we have not internally developed any of the games that we have sold, our business and games under development ares dependent upon external sources over which we have very little control.

We have not yet internally developed any games that we sell and our business has been derived from the sale of games developed by external development studios. If the external developers of our current games under development were to discontinue their relationship with us, we may not be able to find a replacement. If our external developers were to increase the fees above amounts contractually agreed to, we may be unable to pay the increased fees which could delay or even halt development of our games. There can be no assurance that we would be able to find alternative developers, or even if such developers are available, that they will be available on terms acceptable to us.  Any delays in development of our games could cause our financial projections to be materially different from what was anticipated.

There is no assurance that our third party developers will be able to complete the games under development. Our two games currently under development are being developed by the same development studio in Melbourne, Australia. If a contingency should happen at this studio, or if the studio does not have sufficient resources to keep operating, all of our current development will be delayed or halted.

We are currently in negotiations to purchase this development studio in Melbourne, Australia. If we are unable to reach an agreement for terms with the studio, or if we do not have sufficient capital to consummate the acquisition if an agreement is reached, the underlying studio may not have sufficient resources to keep operating which would cause a delay or even halt our development.

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

If we do not continually develop and publish popular games, our business will fail.

The lifespan of any of our games is relatively short, in many cases less than one year. It is therefore important for us to be able to continually develop games that are popular with the consumers. During the last two fiscal years, we have sold five Console or Handheld games and six PC only games. We are currently involved in the development of two games. If we are unable to continually identify, develop and publish games that are popular with the consumers on a regular basis, our business will suffer and we will ultimately cease our operations. Our business will also suffer if we do not receive additional financing to be used for research and development of new games.

We have shipped the following Console or Handheld games: (i) Heroes of the Pacific for the PS2, Xbox and PC platforms which first began shipping in September, 2005; (ii) GripShift for the PSP platform which first began shipping in September 2005; (iii) Crusty Demons for the PS2 and Xbox platforms which first began shipping in July 2006; (iv) Lucinda Green’s Equestrian Challenge for the PS2 and PC which first began shipping in November 2006; and (v) Jackass for the PS2 and PSP which first began shipping in September 2007 and for the DS platform which first began shipping in January 2008.  On the PC, we have shipped: (i) Disney’s Aladdin Chess Adventures which first began shipping in February 2006;

(ii) El Matador, which first began shipping in October 2006; (iii) Dual Sudoku, which first began shipping in September 2006; (iv) Timothy and Titus, which first began shipping in November 2006; (v) Aircraft Power Pack, which first began shipping in December 2006;  (vi)  Lucinda Green’s Equestrian Challenge, which we first began shipping in November 2006; and (vii) Ouba, Pantheon and 10 Talismans which first began shipping in May 2007. We are currently involved in the development of two games: (i) a sequel to Heroes of the Pacific based in the European theatre for the Xbox 360, PS3, and PC; and (ii) Sin City: The Game for the PS3 and Xbox 360.

In addition, the Entertainment Software Rating Board (ESRB), a non-profit self-regulatory body, assigns various ratings for our games. If any of our games receive a rating that is different from the rating we anticipated, sales of our games could be adversely effected which could ultimately cause our business to fail.

The cyclical nature of video game platforms and the video game market may cause our operating results to suffer, and make them more difficult to predict. We may not be able to adapt our games to the next generation platforms.

Video game platforms generally have a life cycle of approximately six to ten years, which has caused the market for video games to also be cyclical. Sony’s PlayStation 2 was introduced in 2000 and Microsoft’s Xbox and the Nintendo GameCube were introduced in 2001. Microsoft introduced the Xbox 360, Sony the PlayStation3 and Nintendo the Wii in 2006. These introductions have created a new cycle for the video game industry which will require us to make significant financial and time investments in order to adapt our current games and develop and publish new games for these new consoles. We cannot assure you that we will be able to accomplish this or that we will have the funds or personnel to do this. Furthermore, we expect development costs for each game on the new consoles to be significantly greater than in the past. If the increased costs we incur due to next generation consoles are not offset by greater sales, we will continue to incur losses and we will likely cease operations.

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

We have the following platform licenses:

Platform	Term
Microsoft Xbox 360	Three years from first commercial release of platform. Then automatic renewal unless noticed 60 days prior to expiration of non-renewal. Royalty rates are fixed during the term.

Microsoft Xbox	Initial term expired on November 15, 2007. Then automatic renewal unless noticed 60 days prior to expiration of non-renewal. Royalty may change on July 1st of any year.

Sony PS2 and PSP	Initial term expired on March 31, 2007. Then automatic renewal unless noticed 60 days prior to expiration of non-renewal. Royalty rates are subject to change with 60 days notice.

Sony PS3
Initial term expires on March 31, 2012. Automatic renewal for one-year terms, unless noticed on or before January 31 of the year in which the term would renew. Royalty rates are subject to change with 60 days notice.

Nintendo Wii and DS	Expires June 12, 2010

PCs	There are no platform licenses required for the PCs

In addition, each platform licensor has its own criteria for approving games for its hardware platform. Each platform licensor also has different criteria depending on the geographical territory of the game release. These criteria are highly subjective. Without such approval, we would not be able to publish our games nor have the games manufactured. Failure to obtain these approvals on the games we are currently developing and any games that we develop in the future will preclude any sales of such products and, as such, negatively affect our margins and profits, and could ultimately cause our business to fail.

It may become more difficult or expensive for us to license intellectual property, thereby causing us to publish fewer games.

Our ability to compete and operate successfully depends in part on our acquiring and controlling proprietary intellectual property. Our games embody trademarks, trade names, logos, or copyrights licensed from third parties. An example is MTVN’s “JackassTM”, which utilizes rights licensed from MTVN and, Frank Miller’s “Sin City”, which utilizes characters from graphic novels and comics. If we cannot maintain the licenses that we currently have, or obtain additional licenses for the games that we plan to publish or co-publish, we will produce fewer games and our business will suffer. Furthermore, most of our competitors have significantly greater resources than we do, and are therefore better positioned to secure intellectual property licenses. We cannot assure you that our licenses will be extended on reasonable terms or at all, or that we will be successful in acquiring or renewing licenses to property rights with significant commercial value.  In addition, some of our intellectual property licenses give substantial discretion and creative control of the game to the licensor of the intellectual property which can cause delays in completion in the game and could even give the licensor the ability to terminate the license for convenience.

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

Red Mile has included the European Value Added Tax and the Australian Goods and Services Tax that is directly imposed on a revenue-producing transaction on a gross basis (included in revenues and costs).  For the three and nine months ended December 31, 2007, $167,300 in taxes assessed by a governmental authorities were included revenue and cost of sales.

SFAS 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which provides guidance on how to measure assets and liabilities that use fair value.

SFAS 157 will apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances.  This standard also will require additional disclosures in both annual and quarterly reports.  SFAS 157 will be effective for fiscal 2009. We are currently evaluating the potential impact this standard may have on our financial position and results of operations.

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

FIN 48

Effective April 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, or FIN 48. FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain income tax positions recognized in the financial statements in accordance with SFAS No. 109. Income tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods.  For the nine months ended December 31, 2007, we did not identify and record any liabilities related to unrecognized income tax benefits.  Therefore the adoption of FIN 48 does not impact our financial statements for the nine months ended December 31, 2007.

SFAS 141(R) and SFAS 160

In December 2007, the Financial Accounting Standards Board  (“FASB”) issued Statement No. 141(Revised 2007), Business Combinations (SFAS 141(R)) and Statement No. 160, Accounting and Reporting of Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160). These statements will significantly change the financial accounting and reporting of business combination transactions and non-controlling (or minority) interests in consolidated financial statements. SFAS 141(R) requires companies to: (i) recognize, with certain exceptions, 100% of the fair values of assets acquired, liabilities assumed, and non-controlling interests in acquisitions of less than a 100% controlling interest when the acquisition constitutes a change in control of the acquired entity; (ii) measure acquirer shares issued in consideration for a business combination at fair value on the acquisition date; (iii) recognize contingent consideration arrangements at their acquisition-date fair values, with subsequent changes in fair value generally reflected in earnings; (iv) with certain exceptions, recognize pre-acquisition loss and gain contingencies at their acquisition-date fair values; (v) capitalize in-process research and development (IPR&D) assets acquired; (vi) expense, as incurred, acquisition-related transaction costs; (vii) capitalize acquisition-related restructuring costs only if the criteria in SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, are met as of the acquisition date; and (viii) recognize changes that result from a business combination transaction in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals as adjustments to income tax expense. SFAS 141(R) is required to be adopted concurrently with SFAS 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (our fiscal 2009). Early adoption of these statements is prohibited. We believe the adoption of these statements will have a material impact on significant acquisitions completed after March 31, 2009.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

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

b
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

RED MILE ENTERTAINMENT, INC.
(Registrant)

Date: February 14, 2008	By: /s/ Chester Aldridge
Chester Aldridge
Chief Executive Officer
(Principal Executive Officer)

Date: February 14, 2008	By: /s/ Ben Zadik
Ben Zadik
Chief Financial Officer
(Principal Financial Officer)