Form 10KSB
period 2008-03-31
Red Mile Entertainment Inc
filed 2008-06-19
CIK 1309053

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

-----------------------------------------
FORM 10-KSB
-----------------------------------------

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended March 31, 2008

Commission File #000-51035

RED MILE ENTERTAINMENT, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-4441647
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

223 San Anselmo Way, #3
San Anselmo, CA 94960
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

(415) 339-4240
(ISSUER TELEPHONE NUMBER)

Securities registered pursuant to Section 12(b) of the Act:     None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value

(Title of class)

(Title of class)
(if changed since last report)

Indicate by check whether the issuer is not required to file reports pursuant to Section 13 or 15(A) of the Exchange Act  { }

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Revenues for year ended March 31, 2008: $10,244,395

Aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 10, 2008, was $2,950,079.

Number of shares of the registrant's common stock outstanding as of June 15, 2008 is: 15,977,941

Documents incorporated by reference: None

Transitional Small Business Disclosure Format:  Yes {  }   No  {X}

FORWARD-LOOKING STATEMENTS

Most of the matters discussed within this annual report include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  In some cases you can identify forward-looking statements by terminology such as “may,” “should,” “potential,” “continue,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These statements are based on our current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties, many of which are set forth in this prospectus. Actual results and events may vary significantly from those discussed in the forward-looking statements.

These forward-looking statements may include, among other things, statements relating to the following matters:

•	our ability to realize significant cost savings by outsourcing much of the capital-intensive aspects of our business to others

•	the likelihood that our management team will increase our profile in the industry and create new video games for us

•	our ability to compete against companies with much greater resources than us

•	our ability to obtain various licenses and approvals from the third party hardware manufacturers

These forward-looking statements are made as of the date of this annual report, and we assume no obligation to update these forward-looking statement other than as required by law. . In light of these assumptions, risks, and uncertainties, the forward-looking events discussed in this annual report  might not occur.

ITEM 1.     DESCRIPTION OF BUSINESS

CORPORATE HISTORY

We are a Delaware organized corporation that develops and publishes interactive entertainment software. Originally, Red Mile Entertainment, Inc. was organized in the State of Florida on December 21, 2004 (“Red Mile Florida”). On October 20, 2005, Red Mile Florida then purchased all the outstanding stock of Edmonds 1 Inc., a publicly-reporting Delaware corporation. On April 28, 2006, Edmonds 1, Inc. changed its name to Red Mile Entertainment, Inc. (“Red Mile-Edmonds”). On May 3, 2006, Red Mile Florida entered into and closed upon a Merger Agreement among Red Mile Florida and Red Mile-Edmonds, a wholly owned subsidiary, whereby Red Mile-Edmonds merged with and into Red Mile Florida, with Red Mile-Edmonds as the surviving legal entity and Red Mile Florida as the surviving accounting entity (the “merger”). In connection with the merger, each existing holder of Red Mile Florida common stock received one share of Red Mile-Edmonds common stock for every share of Red Mile Florida common stock held by them, each holder of Red Mile Florida Series A, B and C preferred stock received one share of Red Mile-Edmonds Series A, B or C preferred stock for every share of Red Mile Florida Series A, B or C preferred stock held by them, and all then outstanding shares of Red Mile-Edmonds held by Red Mile Florida, as its sole stockholder, were cancelled. In addition, each existing holder of Red Mile Florida warrants and stock options received one warrant and stock option of Red Mile-Edmonds for every warrant and stock option of Red Mile Florida held by them. Unless otherwise indicated, the terms “we”, “us”, “our” or the like, refer to Red Mile-Edmonds as the combined entity following the merger.

Red Mile-Edmonds was incorporated in Delaware in August 2004 with the purpose of engaging in selected mergers and acquisitions. Prior to the merger, Red Mile-Edmonds was in the development stage and had no operations other than issuing shares to its original stockholders. Upon the merger, we thereby became a fully reporting public company.  In February 2007, we affected a one for three reverse stock split of our common stock. All figures, including historical comparatives and also including preferred shares have been adjusted to take into account this reverse stock split.

From December 2004 through March 2005, we closed on a $2,780,000 private placement to three investors of 926,667 shares of Preferred A Convertible Stock and 926,667 warrants to purchase 593,000 shares of common stock. Each investment unit consisted of one share of Preferred A Convertible Stock and a warrant to purchase .55% of a share of common stock. The preferred shares were convertible into common stock on a one to one basis and the warrants exercisable at $3.30 per share of common stock. All Preferred A shares automatically converted to common shares in May, 2006.

In January 2005, we purchased $1.9 million in secured debt of Fluent Entertainment, Inc. (See “Certain Relationships and Related Transactions”) from two third parties for 1,273,333 shares of Preferred A Convertible Stock. In connection with this transaction, we recorded a debt inducement conversion charge of $1,967,917 in our consolidated statement of operations.

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

In September 2005, the Company issued 666,667 shares of Preferred A Convertible stock to retire $1 million of debt. In connection with this transaction, we recorded a debt inducement conversion charge of $1,000,000 in our consolidated statement of operations.

In September and October 2005, we closed on a $1,300,000 private placement to sixteen investors of 433,333 shares of Preferred A Convertible Stock. These investors included both U.S. and non U.S. accredited investors.

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

In December 2005, we issued 152,333 investment units outside the U.S. to six non U.S. investors for $571,250. A unit consisted of one share of Series A Convertible Preferred stock and a warrant to purchase an additional share of common stock before May 1, 2008 for $4.50 per share.

In March and May 2006, Red Mile issued 845,333 investment units outside the U.S. to thirty two non U.S. investors for $3,170,000. A unit consisted of one share of Series B Convertible Preferred stock and a warrant to purchase an additional share of Series B Convertible Preferred stock before May 1, 2008 for $4.50 per share.

From January through March 2006, Red Mile issued 332,953 investment units outside the U.S. to twenty seven  non U.S. investors for $1,248,575. A unit consisted of one share of Series C Convertible Preferred stock and a warrant to purchase an additional share of Series C Convertible Preferred stock before May 1, 2008 for $4.50 per share.

In addition, from March through May 2006, nine US investors purchased 100,000 investment units for a total of $375,000. A unit consisted of one share of Series C Convertible Preferred stock and a warrant to purchase an additional share of Series C Convertible Preferred stock before May 1, 2008 for $4.50 per share.

On May 15, 2006, 3,452,333 Series A Preferred Shares, representing all our outstanding Preferred A shares, were converted to shares of our common stock pursuant to their terms when we filed our Form SB-2 registration statement.  On December 13, 2006, 845,333 Series B and 432,953 Series C Preferred shares, representing all our outstanding Preferred B and C shares, were converted to shares of our common stock pursuant to their terms when our common shares were approved for trading on the OTC Bulletin Board.

In October and November 2006, we issued an aggregate of $8,224,000 in senior secured convertible debentures to 81 debenture holders. The debentures carried a coupon of 5.5% per annum, non-compounded, with interest payable semi-annually and were secured by all present and future assets of the Company. On July 18, 2007, holders of more than 66 2/3% of the $8,244,000 principal amount of senior secured convertible debentures and $155,281 in accrued interest on the debentures, after a proposal brought forth by the Company, voted by way of extraordinary resolution to cancel such debentures and convert the principal and accrued interest amounts of their debentures into shares of the Company’s stock at $2.50 per share, thereby resulting in the conversion of the full principal and interest amounts associated with such debentures into 3,359,713 shares of the Company’s common stock.  With the conversion, the Company recorded a non-cash debt inducement conversion charge of $4,318,286.

In January 2007, we acquired all of the assets of Roveractive, Inc., a worldwide distributor and publisher of downloadable PC and PDA-based casual games, in exchange for 33,000 shares of common stock in Red Mile.

On June 25 through June 27, 2007, Red Mile issued an aggregate of $2,050,000 of Convertible Promissory Notes to a total of 19 note holders. All the note holders were residents of Canada. In addition, on June 25, 2007, the Company issued a $350,000 Convertible Promissory Note to one note holder. This note holder was also a resident of Canada. These notes automatically converted into 960,000 Units of the company with one unit consisting of one share of the Company’s common stock, and 0.2 of one warrant . In addition, the Company issued to the note holders warrants to purchase 480,000 shares of the Common Stock at $2.75 per share until July 18, 2009.

On July 18, 2007, the Company issued 1,872,600 units at $2.50 per Unit with each Unit consisting of one share of common stock and 0.2 of one warrant  to a total of 69 accredited investors for an aggregate amount of $4,681,500. Of the 69 investors, 67 were residents of Canada, one was a resident of the Bahamas and one was a resident of Argentina. Each whole warrant entitled the holder of the warrant to acquire, for no additional consideration, one share of the Common Stock in the event that the Registrant did not complete by March 18, 2008 a liquidity transaction.

The Company recorded a contingent liability charge of $190,080 in March 2008, related to the value of the Company’s common shares to be delivered upon exercise of the aforementioned warrants.

On February 11, 2008, the Company entered into an uncommitted revolving line of credit agreement with Tiger Paw Capital Corporation, a corporation owned and operated by Mr. Kenny Cheung, a member of the Company’s Board Of Directors in the amount of $1,000,000. The Line is available for working capital requirements. Any amounts drawn on the line are payable on demand but in no event later than 90 days from the date each respective draw is made. The line is an uncommitted obligation where the lender may decline to make advances under the Line, or terminate the line, at any time and for any reason without prior notice to the Company.  The line bears interest at the rate of 10% per annum and is payable to lender on demand. Advances under the line may be pre-paid without penalty. The line is secured by all present and future assets of the Company and carries no financial or operating covenants but is subordinate to The Facility.

On May 7, 2008, we entered into a secured credit agreement with Silverbirch Inc, a Canadian publicly traded corporation in the amount of $750,000 Canadian Dollars ("The Facility"). The Facility was made available for development and production of our “Heroes Over Europe” video game and general and administrative purposes. Amounts drawn on the Facility are payable no later than November 7, 2008.  The Facility bears interest at the rate of 10% per annum and is payable to Lender quarterly in arrears. Advances under the Facility may be pre-paid without penalty. The Facility carries a first priority security interest in all of our present and future assets in addition to the securities in the capital of our three wholly owned subsidiaries. The Facility carries no financial or operating covenants.

OUR BUSINESS

Game development

We develop and publish interactive entertainment software games that are playable by consumers on home video game consoles (“Consoles”), personal computers (“PCs”) and handheld video game players (“Handhelds”). Examples of Consoles include Sony PlayStation 2 ® (“PS2”) and Sony PlayStation 3 ® (“PS3”), Microsoft Xbox® and Xbox 360 TM  and Nintendo Wii TM , and examples of Handhelds include Sony PlayStation ® Portable (“PSP”), Nintendo Game Boy ® Advance and Nintendo DS TM . We currently develop and publish for the Sony PS2, PS3, PSP, Microsoft Xbox and Xbox 360, the Nintendo DS, and for PCs.

Except for games already completed which we may acquire from other developers, we currently outsource the day-to-day development of all our games to independent third party development studios.

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

These approvals and authorizations include multi stage concept approvals from the platform licensors of the game concept and product content, approvals from the licensor of the intellectual property of the game design and game play if the game includes licensed intellectual property, and approvals from the platform licensors that the game is free of all material bugs and defects. In addition, all games are rated by the Entertainment Software Rating Board (ESRB) and or the equivalent European rating agencies for their content. Once these approvals and ratings have been obtained, the game can be placed into manufacturing at a manufacturer that must also be approved by the platform licensor. Once a product is manufactured and inspected, it is ready to be shipped.

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

We focus on the development and publishing of games that we believe have the potential to become franchise games. These can take the form of licensed intellectual properties or original intellectual properties. Franchise games are those games that have sustainable consumer appeal and brand recognition. These games can serve as the basis for sequels, prequels, and related new titles which can be released over an extended period of time, similar to the film industry. We believe that the publishing and distribution of products based in large part on franchise properties will improve the predictability of our revenues.

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

In fiscal 2007, we completed development of and shipped two games, Lucinda Green’s Equestrian Challenge (PS2 and PC) and Crusty Demons of Dirt (PS2 and Xbox). We also acquired the rights to and shipped four PC only games.

In fiscal 2008, we completed development and shipped Jackass: The game (PS2, PSP, and DS).

Our products currently under development include Heroes Over Europe, a sequel to Heroes of the Pacific playable on the Sony PS3, Microsoft Xbox 360 and PC, targeted for shipment in fiscal 2009, and Sin City: The Game (working title), playable on the Sony PS3, Microsoft Xbox 360, and PC, targeted for shipment in fiscal 2011.

Games sales, distribution and licensing - North America

Prior to fiscal 2007, once one of our games had completed development, we entered into co-publishing arrangements with other publishers whereby the sales, manufacturing, distribution and marketing were subcontracted to larger more established video game publishers. These co-publishing partners assumed the cost and effort of retail marketing, sales, and distribution. The co-publishing partner became responsible for selling the product to the distributor, retailers and consumers and paid us a royalty based on net receipts from products shipped under license. In some cases, our co-publishing partner(s) paid us a fee for developing the product. On our GripShift game, we recognized development revenue for developing the product in addition to royalty revenue received from net receipts of our co-publisher. On our Heroes of the Pacific game, we recognized royalty revenue from net receipts at our co-publishers.

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

As part of our long-term strategy, in fiscal 2007 and fiscal 2008, we expanded our business so that we can directly market and distribute our games to the distributor, retailer, and consumer. This expansion allows us to recognize revenue from direct product shipments in place of royalty revenue. This strategy requires additional working capital to fund inventory, accounts receivable and marketing costs.

This strategy, while potentially yielding significantly higher revenues and gross margins, also has greater risk of product failure as we give up the guaranteed minimum royalties received with the licensing model.  In the fourth quarter of fiscal 2008, the Company decided it would seek co-publishing partners for its Heroes Over Europe title and not directly market and distribute our games to the distributor, retailer, and consumer.

We have shipped the following Console or Handheld games: (i) Heroes of the Pacific for the PS2, Xbox and PC platforms which first began shipping in September, 2005; (ii) GripShift for the PSP platform which first began shipping in September 2005; (iii) Crusty Demons for the PS2 and Xbox platforms which first began shipping in July 2006; (iv) Lucinda Green’s Equestrian Challenge for the PS2 and PC which first began shipping in November 2006; (v) Jackass for the PS2 and PSP which first began shipping in September 2007 and for the DS platform which first began shipping in January 2008.  On the PC, we have shipped: (i) Disney’s Aladdin Chess Adventures which first began shipping in February 2006; (ii) El Matador, which first began shipping in October 2006; (iii) Dual Sudoku, which first began shipping in September 2006; (iv) Timothy and Titus, which first began shipping in November 2006; (v) Aircraft Power Pack, which first began shipping in December 2006;  (vi)  Lucinda Green’s Equestrian Challenge, which we first began shipping in November 2006; and (vii) Ouba, Pantheon and 10 Talismans which first began shipping in May 2007. We are currently involved in the development of two games: (i) a sequel to Heroes of the Pacific, “Heroes Over Europe” for the Xbox 360, PS3, and PC; and (ii) Sin City: The Game (working title) for the PS3 and Xbox 360.

We use third parties to manufacture and warehouse our games. For products other than PC games, the platform manufacturers either perform the manufacturing or have licensed manufacturing rights to a limited number of manufacturers. We then sell the finished products directly to retailers, consign the finished goods to a major distributor(s) who sells to the retailers, or license the product(s) to a co-publishing partner(s). We have retained a major sales representative group to assist in the sales process. For games which we do not license to co-publishing partners, we are responsible for the marketing of the games.

We expect to license Heroes Over Europe and Sin City to co-publishing partners in North America whereby our co-publishing partners will be responsible for the costs of marketing, sales, distribution, and manufacturing.

Three customers accounted for 90.2% of consolidated revenues during Fiscal 2008.  Navarre Corporation, a major distributor of video games accounted for 54.8% of consolidated revenues, Empire Interactive, a European publisher and distributor accounted for 27.5% of our consolidated revenues, and Funtastic Corporation, an Australian publisher and distributor accounted for 7.9% of our consolidated revenues.  We expect one major co-publishing partner to account for substantially all of our consolidated revenue in Fiscal 2009.  At March 31, 2008, our accounts receivable were an immaterial balance.

Games sales, distribution and licensing – rest of world

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

Under most of our co-publishing or distribution agreements outside of North America, our co-publishing partner(s) or distribution partners(s) are responsible for the costs of marketing, sales, distribution and in some instances, hardware manufacturer approval. In some cases, our co-publishing partners or distribution partners may use sub-distributors in smaller territories to perform all or a portion of these functions in which case the sub-distributor would be responsible for a portion of these costs.

Co-publishing partners and distribution partners are located and selected on a game by game basis by evaluating the strength of the sales and distribution infrastructure in the particular territories.

Our fiscal year runs from April 1 through March 31. During the year we moved our principal offices to 223 San Anselmo Way #3, San Anselmo, CA 94960. Our telephone number at that address is (415) 339-4240. Our Web Site address is www.redmileentertainment.com. Information provided on our Web Site, however, is not part of this 10-KSB.

RISK FACTORS

Our business involves a high degree of risk. Therefore, in evaluating us and our business you should carefully consider the risks set forth below.

If we are unable to raise additional financing or receive advances from co-publishing partners, we will be unable to fund our product development and continue our business operations and investors may not receive any portion of their investment back.

We have never achieved positive cash flow from operations and there can be no assurance that we will do so in the future. We need additional financing or advances from co-publishing partners to fund our product development costs and our operating costs that we anticipate incurring over the next several quarters. Our current cash on hand together with our expected advances from co-publishing partners and expected draws on our revolving line of credit will enable us to continue operating until the end of our 2009 fiscal year. We anticipate needing an additional $10,000,000 to 15,000,000 to bring our existing products under development to market and finance our day to day operations.  If we are unable to make draws on our line of credit, receive advances from co-publishing partners, or raise additional capital in the next 30 days, we will be unable to continue our business operations and investors may not receive any portion of their investment back.

Because we have significant accumulated deficit and negative cash flows from operations, our independent registered accounting firm has qualified its opinion regarding our ability to continue as a going concern.

We have a significant accumulated deficit and have sustained negative cash flows from operations since our inception. The opinion of our independent registered accounting firm for the years ended March 31, 2008 and 2007 is qualified subject to uncertainty regarding our ability to continue as a going concern. In fact, the opinion states that these factors raise substantial doubt as to our ability to continue as a going concern. In order for us to operate and not go out of business, we must generate and/or raise capital to stay operational. The continuity as a going concern is dependent upon the continued financial support of our current shareholders, current line of credit lenders, and new investors. There can be no assurance that we will be able to generate income or raise additional capital.

Because we have only recently commenced business operations, it is difficult to evaluate our prospects and we face a high risk of business failure.

We were incorporated in August 2004 and shipped our first two games in our second fiscal quarter of 2006 and an additional six games in fiscal 2007. During the year ended March 31, 2008, we shipped Jackass: The Game for the Sony PS2, Sony PSP, and Nintendo DS  platforms and an additional three PC games from our Roveractive, Ltd. casual games subsidiary.  We therefore face the risks and problems associated with businesses in their early stages in a competitive environment and have a limited operating history on which an evaluation of our prospects can be made. Until we develop our business further by publishing and developing more games, it will be difficult for an investor to evaluate our chances for success. Our prospects should be considered in light of the risks, expenses and difficulties frequently encountered in the establishment of any business in a competitive environment and in the video game and publishing spaces.

The company has not yet generated any net income and may never become profitable.

During the years ended March 31, 2008 and 2007, we incurred net losses of $15,711,149 and $8,038,894, respectively. Our ability to generate revenues and to become profitable depends on many factors, including the market acceptance of our products and services, our ability to control costs and our ability to implement our business strategy. There can be no assurance that we will become or remain profitable.

The company has not yet generated positive gross margins.

During the years ended March 31, 2008 and 2007, we incurred negative gross margins of $2,379,902 and $2,655,914, respectively. Our ability to generate positive gross margins depends on many factors, including the market acceptance of our products, the selling prices of our products, our ability to control the costs of developing and manufacturing our products and the costs of royalties paid to licenses of any IPs we have licensed. There can be no assurance that we will begin generating or be able to sustain positive gross margins.

If our business plan fails, our company will dissolve and investors may not receive any portion of their investment back.

If we are unable to receive co-publishing advances on our games under development or raise sufficient capital, we will be unable to implement our business strategy. Co-publishing our titles will make it more difficult to achieve profitability and positive cash flow.  In such circumstances, it is likely that we will dissolve and, we would likely not be able to return any funds back to investors.

We have breached our development agreement with IR Gurus and have received a breach notice.

On June 3, 2008, we received a breach notice from IR Gurus pertaining to our development contract with them for Heroes Over Europe. Under this contract, if a breach goes uncured for a certain period of time, IR Gurus can terminate our license to publish the Heroes Over Europe game. We believe we will cure this breach within the contractual permitted time but there can be no assurance that we will be able to cure the breach.

If we are unable to hire and retain key personnel, then we may not be able to implement our business plan.

The success and growth of our business will depend on the contributions of our Chairman and Chief Executive Officer, Chester Aldridge as well as our ability to attract, motivate and retain other highly qualified personnel. Competition for such personnel in the publishing and development industry is intense. We do not have an employment agreement with Mr. Aldridge or any of our other employees. The loss of the services of any of our key personnel, or our inability to hire or retain qualified personnel, could have a material adverse effect on our business.

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

As of March 31, 2008, we had 3 customers who accounted for 54.8% (Navarre Corporation), 27.5% (Empire Interactive), and 7.9% (Funtastic Limited) of our consolidated revenues. Our accounts receivable balances at March 31, 2008, were an immaterial balance. As of March 31, 2007, we had two customers who accounted for 49.1% (Navarre Corporation) and 28.1% (GameStop) of our accounts receivable and three customers who accounted for 48.1% (Navarre Corporation), 18.1% (GameStop) and 14.7% (Koch Media) of consolidated revenue. If major customers were to decrease their purchase volume or discontinue their relationship with us, our revenue would decrease significantly unless we were able to find new customers or co-publishing partners to replace the lost volume. There can be no assurance that such new customers or co-publishing partners could be found, or if found, that they would purchase the same quantity as the current customers.

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

We have shipped the following Console or Handheld games: (i) Heroes of the Pacific for the PS2, Xbox and PC platforms which first began shipping in September, 2005; (ii) GripShift for the PSP platform which first began shipping in September 2005; (iii) Crusty Demons for the PS2 and Xbox platforms which first began shipping in July 2006; (iv) Lucinda Green’s Equestrian Challenge for the PS2 and PC which first began shipping in November 2006; and (v) Jackass for the PS2 and PSP which first began shipping in September 2007 and for the DS platform which first began shipping in January 2008.  On the PC, we have shipped: (i) Disney’s Aladdin Chess Adventures which first began shipping in February 2006; (ii) El Matador, which first began shipping in October 2006; (iii) Dual Sudoku, which first began shipping in September 2006; (iv) Timothy and Titus, which first began shipping in November 2006; (v) Aircraft Power Pack, which first began shipping in December 2006;  (vi)  Lucinda Green’s Equestrian Challenge, which we first began shipping in November 2006; and (vii) Ouba, Pantheon and 10 Talismans which first began shipping in May 2007. We are currently involved in the development of two games: (i) a sequel to Heroes of the Pacific, “Heroes Over Europe” for the Xbox 360, PS3, and PC; and (ii) Sin City: The Game (working title) for the PS3 and Xbox 360.

In addition, the Entertainment Software Rating Board (ESRB), a non-profit self-regulatory body, assigns various ratings for our games as do the European equivalent rating agencies. If any of our games receive a rating that is different from the rating we anticipated, sales of our games could be adversely effected which could ultimately cause our business to fail.

The cyclical nature of video game platforms and the video game market may cause our operating results to suffer, and make them more difficult to predict. We may not be able to adapt our games to the next generation platforms.

Video game platforms generally have a life cycle of approximately six to ten years, which has caused the market for video games to also be cyclical. Sony’s PlayStation 2 was introduced in 2000 and Microsoft’s Xbox and the Nintendo GameCube were introduced in 2001. Microsoft introduced the Xbox 360 in 2005, Sony the PlayStation 3 and Nintendo the Wii in 2006. These introductions have created a new cycle for the video game industry which will require us to make significant financial and time investments in order to adapt our current games and develop and publish new games for these new consoles. We cannot assure you that we will be able to accomplish this or that we will have the funds or personnel to do this. Furthermore, we expect development costs for each game on the new consoles to be significantly greater than in the past. If the increased costs we incur due to next generation consoles are not offset by greater sales, we will continue to incur losses.

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

Nintendo Wii and DS	Expires June 12, 2010
PC	There are no platform licenses required for the PCs

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

Our Games

We currently have five games in distribution although we expect future revenues from these games to be minimal. rams

Our Games Under Development

The lifespan of any of our games is relatively short, in many cases less than one year. It is therefore important for us to be able to continually develop games that are popular with the consumers.

We are currently involved in the development of two games: (1) Heroes Over Europe, an Xbox 360, PS3 and PC sequel to Heroes of the Pacific, which will be based in the European theatre during World War II. We expect this game to ship in March 2009; and (2) Sin City: The Game (working title) on the PS3 and Xbox 360 platforms which we expect to ship in fiscal 2011.

Manufacturing and Suppliers

The suppliers we use to manufacture our games can be characterized in three types:

•	Manufacturers that press our game disks,

•	Companies that print our game instruction booklets, and

•	Companies that package the disks and printed game instruction booklets into the jewel cases and boxes for shipping to customers.

In most instances, there are multiple potential sources of supply for most materials, except for the disk component of our PS2 and PSP disk products which Sony provides.

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

As of June 15, 2008, we have the following significant license agreements:

1.
Heroes of the Pacific – We have the exclusive right from IR Gurus to publish the game for PS2, PCS, Xbox, and PSP worldwide. This license expires as to PS2, PC and Xbox and PSP in September, 2010. In addition, we have the exclusive rights to publish “Heroes Over Europe”, a sequel to Heroes Of The Pacific, on the Xbox 360, PS3 and PC, which will be based in the European theatre during World War II.

On June 3, 2008, IR Gurus sent us a breach notice pertaining to our development contract with them for Heroes Over Europe. Under this contract, if a breach goes uncured for a certain period of time, IR Gurus can terminate our license to publish the Heroes Over Europe game. We believe we will cure this breach within the contractual permitted time.

2.	GripShift – We have the exclusive right to publish the game on PSP worldwide through September 27, 2008.

3.
Jackass – We have the exclusive right to use on any gaming platform in any country where MTVN has registered the trademark (all major video game markets). This license expires March 31, 2010 with an extension provision through December 31, 2012. During the fourth quarter of Fiscal 2008, MTVN issued us a notice that they are terminating their license agreement with us. We are currently disputing the termination notice and in the interim, we have discontinued selling all games under license from MTVN.

4.	Crusty Demons of Dirt – We have the exclusive right to use on video games for any gaming platform, worldwide. This license expires on May 5, 2008 with an extension provision through May 5, 2011.

5.	Equestrian Challenge – We have the exclusive right to publish the game on PS2, Personal computers and Xbox worldwide through April 22, 2010.

6.	Aircraft Power Pack – We have exclusive North American distribution rights on PC through August 23, 2011.

7.
Marshmallow Gun and Marshmallowville – We have the exclusive right to use on video games for any gaming platform, worldwide.  This license expires 10 years after the initial shipment of the first product at retail.

8.	Sin City – We have a multi-year exclusive right to use on video games for any gaming platform, worldwide.

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

Employees

We currently have five full time employees. We also utilize two full-time and one part-time consultant to assist us.  We use a third party sales representative organization to help solicit sales for us.   Our third party developers have approximately 50 employees and consultants working on our games full time.

We plan to hire one additional employee in the next 12 months to support our business plan.

 Acquisitions

In January 2007, Red Mile entered the “Casual Games” business by acquiring the assets of an existing casual game distribution portal, Roverinteractive.com, which has now become the brand for Red Mile’s wholly owned casual game division under the brand “Rover”.

In connection with the acquisition of assets, Red Mile issued a total of 33,333 shares of its common stock valued at $3.75 per common shares to the sellers of the assets.

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

In the fourth quarter of Fiscal 2008, we took an impairment charge impairing the full balance in unamortized intangible assets purchased.

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

You may inspect this Form 10-KSB, exhibits and schedules filed with the Securities and Exchange Commission at the Commission's principal office in Washington, D.C. Copies of all or any part of the Form 10-KSB may be obtained from the Public Reference Room of the Securities and Exchange Commission, 100 F Street, N.E., Washington, D.C. 20549: l-800-SEC-0330.

Please call the Commission at 1-800-SEC-0330 for further information on the operation of the public reference rooms. The Securities and Exchange Commission also maintains a web site at http://www.sec.gov that contains reports, proxy statements and information regarding registrants that file electronically with the Commission.

ITEM 2. DESCRIPTION OF PROPERTY

Our corporate offices are in leased space in San Anselmo, California of approximately 1,300 square feet at $2.03 per square foot per month. We believe that if we lost this lease, we could promptly relocate within ten miles on similar terms.

ITEM 3. LEGAL PROCEEDINGS

There is no litigation pending or threatened against us. During the fourth quarter of Fiscal 2008, MTVN issued us a termination notice terminating the merchandise license agreement we had with them for manufacturing, distributing, and marketing video games based on the Jackass property. We are currently disputing the termination notice and the grounds for termination issued by MTVN.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the last quarter of the year ended March 31, 2008

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

In September and October 2005, we closed on a $1,300,000 private placement to sixteen investors of 433,333 shares of Preferred A Redeemable Convertible Stock. These investors included both U.S. and non U.S. investors. This offering and sale of shares of common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance did not involve a public offering. The offering was not a public offering as defined in Section 4(2) because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. We did not undertake an offering in which we sold shares to a large number of investors. In addition, these investors had the necessary investment intent as required by Section 4(2) since they agreed to, and received, share certificates bearing a legend stating that such shares are restricted. This restriction ensures that these shares will not be immediately redistributed into the market and therefore not be part of a public offering. This offering was done with no general solicitation or advertising by us/. Based on an analysis of the above factors, we believe we met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

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

In December 2005, we issued 152,333 investment units outside the U.S. to six non U.S. investors for $571,250. A unit consisted of one share of Series A Redeemable Convertible Preferred stock and a warrant to purchase an additional share of common stock before May 1, 2008 for $4.50 per share. This offering and sale of shares of common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance did not involve a public offering. The offering was not a public offering as defined in Section 4(2) because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. We did not undertake an offering in which we sold shares to a large number of investors. In addition, these investors had the necessary investment intent as required by Section 4(2) since they agreed to, and received, share certificates bearing a legend stating that such shares are restricted. This restriction ensures that these shares will not be immediately redistributed into the market and therefore not be part of a public offering. This offering was done with no general solicitation or advertising by us. Based on an analysis of the above factors, we believe we met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

In March and May 2006, Red Mile issued 845,333 investment units outside the U.S. to thirty two non U.S. investors for $3,170,000. A unit consisted of one share of Series B Redeemable Convertible Preferred stock and a warrant to purchase an additional share of Series B Redeemable Convertible Preferred stock before May 1, 2008 for $4.50 per share.

This offering and sale of shares of common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance did not involve a public offering.

The offering was not a public offering as defined in Section 4(2) because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. We did not undertake an offering in which we sold shares to a large number of investors. In addition, these investors had the necessary investment intent as required by Section 4(2) since they agreed to, and received, share certificates bearing a legend stating that such shares are restricted. This restriction ensures that these shares will not be immediately redistributed into the market and therefore not be part of a public offering. This offering was done with no general solicitation or advertising by us/. Based on an analysis of the above factors, we believe we met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

From January through March 2006, Red Mile issued 332,953 investment units outside the U.S. to twenty seven non U.S. investors for $1,248,575. A unit consisted of one share of Series C Redeemable Convertible Preferred stock and a warrant to purchase an additional share of Series C Redeemable Convertible Preferred stock before May 1, 2008 for $4.50 per share. This offering and sale of investment units qualified for exemption under Section 4(2) of the Securities Act of 1933 and Regulation S promulgated under the Securities Act of 1933 since the issuance did not involve a public offering and was made outside the U.S to a Non-U.S. Persons. The offering was not a public offering as defined in Section 4(2) because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. We did not sell units to a large number of investors.

In addition, these investors had the necessary investment intent as required by Section 4(2) since they agreed to, and received, unit certificates bearing a legend stating that such units are restricted. This restriction ensures that these units will not be immediately redistributed into the market and therefore not be part of a public offering. This offering was done with no general solicitation or advertising by the us. Based on an analysis of the above factors, we believe we met the requirements to qualify for exemption under Regulation S and Section 4(2) of the Securities Act of 1933 for the transaction.

In addition, From March through the beginning of May 2006, nine US investors purchased 100,000 units for a total of $375,000. A unit consisted of one share of Series C Redeemable Convertible Preferred stock and a warrant to purchase an additional share of Series C Redeemable Convertible Preferred stock before May 1, 2008 for $4.50 per share. This offering and sale of units qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance did not involve a public offering. The offering was not a public offering as defined in Section 4(2) because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. We did not undertake an offering in which we sold units to a large number of investors. In addition, these investors had the necessary investment intent as required by Section 4(2) since they agreed to, and received, certificates bearing a legend stating that such units are restricted. This restriction ensures that these units will not be immediately redistributed into the market and therefore not be part of a public offering. This offering was done with no general solicitation or advertising by us. Based on an analysis of the above factors, we believe we met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

On May 15, 2006, all of Red Mile’s outstanding Preferred A shares automatically converted to common shares when Red Mile filed its registration statement on Form SB-2.  On December 13, 2006, all of Red Mile’s outstanding Preferred B and C shares converted to common shares  when our common shares were approved for trading on the OTC Bulletin Board.  This offering and sale of shares of common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance did not involve a public offering. The offering was not a public offering as defined in Section 4(2) because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. We did not undertake an offering in which we sold shares to a large number of investors. In addition, these investors had the necessary investment intent as required by Section 4(2) since they agreed to, and received, share certificates bearing a legend stating that such shares are restricted. This restriction ensures that these shares will not be immediately redistributed into the market and therefore not be part of a public offering. This offering was done with no general solicitation or advertising by us. Based on an analysis of the above factors, we believe we met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

In October and November 2006, we issued an aggregate of $8,224,000 in senior secured convertible debentures to 81 debenture holders. The debentures carried a coupon of 5.5% per annum, non-compounded, with interest payable semi-annually and were secured by all present and future assets of the Company. On July 18, 2007, holders of more than 66 2/3% of the $8,244,000 principal amount of senior secured convertible debentures and $155,281 in accrued interest on the debentures, after a proposal brought forth by the Company, voted by way of extraordinary resolution to cancel such debentures and convert the principal and accrued interest amounts of their debentures into shares of the Company’s stock at $2.50 per share, thereby resulting in the conversion of the full principal and interest amounts associated with such debentures into 3,359,713 shares of the Company’s common stock.  With the conversion, the Company recorded a non-cash debt inducement conversion charge of $4,318,286. This offering and sale of shares of common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance did not involve a public offering. The offering was not a public offering as defined in Section 4(2) because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. We did not undertake an offering in which we sold shares to a large number of investors. In addition, these investors had the necessary investment intent as required by Section 4(2) since they agreed to, and received, share certificates bearing a legend stating that such shares are restricted.

This restriction ensures that these shares will not be immediately redistributed into the market and therefore not be part of a public offering. This offering was done with no general solicitation or advertising by us. Based on an analysis of the above factors, we believe we met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

On June 25 through June 27, 2007, Red Mile issued an aggregate of $2,050,000 of Convertible Promissory Notes to a total of 19 note holders. All the note holders were residents of Canada. In addition, on June 25, 2007, the Company issued a $350,000 Convertible Promissory Note to one note holder. This offering and sale of investment convertible promissory notes  qualified for exemption under Section 4(2) of the Securities Act of 1933 and Regulation S promulgated under the Securities Act of 1933 since the issuance did not involve a public offering and was made outside the U.S to a Non-U.S. Persons. The offering was not a public offering as defined in Section 4(2) because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. We did not sell units to a large number of investors.  In addition, these investors had the necessary investment intent as required by Section 4(2) since they agreed to, and received, unit certificates bearing a legend stating that such units are restricted. This restriction ensures that these units will not be immediately redistributed into the market and therefore not be part of a public offering. This offering was done with no general solicitation or advertising by the us. Based on an analysis of the above factors, we believe we met the requirements to qualify for exemption under Regulation S and Section 4(2) of the Securities Act of 1933 for the transaction.

This note holder was also a resident of Canada. These notes automatically converted into 960,000 Units of the company with one unit consisting of one share of the Company’s common stock, and 0.2 of one warrant .

In addition, the Company issued to the note holders warrants to purchase 480,000 shares of the Common Stock at $2.75 per share until July 18, 2009.

On July 18, 2007, the Company issued 1,872,600 units at $2.50 per Unit with each Unit consisting of one share of common stock and 0.2 of one warrant  to a total of 69 accredited investors for an aggregate amount of $4,681,500. Of the 69 investors, 67 were residents of Canada, one was a resident of the Bahamas and one was a resident of Argentina. Each whole warrant entitled the holder of the warrant to acquire, for no additional consideration, one share of the Common Stock in the event that the Registrant did not complete by March 18, 2008 a liquidity transaction. The Company recorded a contingent liability charge of $190,080 in March 2008, related to the value of the company’s common shares to be delivered upon exercise of the aforementioned warrants. This offering and sale of  units qualified for exemption under Section 4(2) of the Securities Act of 1933 and Regulation S promulgated under the Securities Act of 1933 since the issuance did not involve a public offering and was made outside the U.S to a Non-U.S. Persons. The offering was not a public offering as defined in Section 4(2) because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. We did not sell units to a large number of investors.  In addition, these investors had the necessary investment intent as required by Section 4(2) since they agreed to, and received, unit certificates bearing a legend stating that such units are restricted. This restriction ensures that these units will not be immediately redistributed into the market and therefore not be part of a public offering. This offering was done with no general solicitation or advertising by us.. Based on an analysis of the above factors, we believe we met the requirements to qualify for exemption under Regulation S and Section 4(d) of the Securities Act of 1933 for the transaction.

On February 11, 2008, the Company entered into an uncommitted revolving line of credit agreement with Tiger Paw Capital Corporation, a corporation owned and operated by Mr. Kenny Cheung, a member of the Company’s Board Of Directors in the amount of $1,000,000. The Line is available for working capital requirements. Any amounts drawn on the line are payable on demand but in no event later than 90 days from the date each respective draw is made. The line is an uncommitted obligation where the lender may decline to make advances under the Line, or terminate the line, at any time and for any reason without prior notice to the Company.  The line bears interest at the rate of 10% per annum and is payable to lender on demand. Advances under the line may be pre-paid without penalty. The line is secured by all present and future assets of the Company and carries no financial or operating covenants and is subordinate to The Facility.

On May 7, 2008, we entered into a secured credit agreement with Silverbirch Inc, a Canadian publicly traded corporation in the amount of $750,000 Canadian Dollars ("The Facility"). The Facility was made available for development and production of our “Heroes Over Europe” video game and general and administrative purposes. Amounts drawn on the Facility are payable no later than November 7, 2008.  The Facility bears interest at the rate of 10% per annum and is payable to Lender quarterly in arrears. Advances under the Facility may be pre-paid without penalty. The Facility carries a first priority security interest in all of our present and future assets in addition to the securities in the capital of our three wholly owned subsidiaries. The Facility carries no financial or operating covenants.

Our authorized capital consists of 100 million shares of common stock, par value $.01 per share and 20 million shares of preferred stock.  As of June 15, 2008, the Company’s capitalization is as follows:

	Number of shares	Approximate Number of shareholders
Common shares	15,977,941	400

TOTAL	15,977,941

** Additional beneficial owners of our common stock hold shares in street names through brokers and custodians.

We have reserved the following common shares for issuance:

Exercise of warrants:	3,374,327
Exercise of stock options	Up to 2,500,000
Total	5,874,327

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding stock options	Weighted average exercise price of outstanding stock options	Number of securities remaining available for future issuance under equity compensation plans
Red Mile Entertainment Amended 2005 Stock Option Plan	1,776,007	$2.59	723,993

Holders of our common stock have the right to cast one vote for each share of stock in their name on the books of our company, whether represented in person or by proxy, on all matters submitted to a vote of holders of common stock, including election of directors.  There is no right to cumulative voting in election of directors. Except where a greater requirement is provided by statute or by the articles of incorporation, or in the by-laws, the presence, in person or by proxy duly authorized, of the one or more holders of a majority of the outstanding shares of our common stock, constitutes a quorum for the transaction of business. The vote by the holders of a majority of a class of outstanding shares is required to effect certain fundamental corporate changes such as liquidation, merger, or amendment of our articles of incorporation.

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

Our stock has been traded on the Over-the-Counter Bulletin Board (“OTCBB”) market since February 26, 2007.  Prior to February 26, 2007, there was no public market for our common stock and our stock had not traded on any listing or exchange. The number of record holders of our common stock as of March 31, 2008 was approximately 400.

The table below represents the range of high and low bid quotations of our Common Stock as reported during the reporting period herein. The following bid price market quotations represent prices between dealers and do not include retail markup, markdown, or commissions; hence, they may not represent actual transactions. For the fiscal year ended March 31, 2008, the common stock was at a High bid price of $.51 and a Low bid price of $.19.

Fiscal Year 2008	High	Low
First Quarter	$4.00	$3.50
Second Quarter	$3.50	$1.50
Third Quarter	$2.20	$0.25
Fourth Quarter	$1.00	$0.25

	High	Low
Fiscal Year 2007
First Quarter *	—	—
Second Quarter *	—	—
Third Quarter *	—	—
Fourth Quarter	$5.25	$4.00

* The Company began trading on February, 26, 2007, therefore, there is no trading history prior to this date.

Unregistered Sales of Equity Securities During Fiscal 2008

On July 18, 2007, holders of more than 66 2/3% of Red Mile’s $8,244,000 principal amount of senior secured convertible debentures and $155,281 in accrued interest on the debentures, after a proposal brought forth by the Company, voted by way of extraordinary resolution to cancel such debentures and convert the principal and accrued interest amounts of their debentures into shares of the Company’s stock at $2.50 per share, thereby resulting in the conversion of the full principal and interest amounts associated with such debentures into 3,359,713 shares of the Company’s common stock.  With the conversion, the Company recorded a non-cash debt inducement conversion charge of $4,318,286.

On June 25 through June 27, 2007, Red Mile issued an aggregate of $2,050,000 of Convertible Promissory Notes to a total of 19 note holders. All the note holders were residents of Canada. In addition, on June 25, 2007, the Company issued a $350,000 Convertible Promissory Note to one note holder. This note holder was also a resident of Canada. These notes automatically converted into 960,000 Units of the company on July 18, 2007, with one unit consisting of one share of the Company’s common stock, and 0.2 of one warrant . In addition, the Company issued to the note holders warrants to purchase 480,000 shares of the Common Stock at $2.75 per share until July 18, 2009.

On July 18, 2007, the Company issued 1,872,600 units at $2.50 per Unit with each Unit consisting of one share of common stock and 0.2 of one warrant  to a total of 69 accredited investors for an aggregate amount of $4,681,500. Of the 69 investors, 67 were residents of Canada, one was a resident of the Bahamas and one was a resident of Argentina. Each whole warrant entitled the holder of the warrant to acquire, for no additional consideration, one share of the Common Stock in the event that the Registrant did not complete by March 18, 2008 a liquidity transaction. The Company recorded a contingent liability charge of $190,080 in March 2008, related to the value of the company’s common shares to be delivered upon exercise of the aforementioned warrants.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Most of the matters discussed within this Form 10-KSB include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In some cases you can identify forward-looking statements by terminology such as "may," "should," "potential," "continue," "expects," "anticipates," "intends," "plans," "believes," "estimates," and similar expressions. These statements are based on our current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties, many of which are set forth in this Form 10-KSB. Actual results and events may vary significantly from those discussed in the forward-looking statements.

These forward-looking statements may include, among other things, statements relating to the following matters:

O	the likelihood that our management team will increase our profile in the industry and create new video games for us.

O	our ability to compete against companies with much greater resources than us.

O	our ability to obtain various intellectual property licenses as well as development and publishing licenses and approvals from the third party hardware manufacturers.

These forward-looking statements are made as of the date of this Form 10-KSB, and we assume no obligation to explain the reason why actual results may differ. In light of these assumptions, risks, and uncertainties, the forward-looking events discussed in this Form 10-KSB might not occur.

Liquidity and Capital resources

During Fiscal 2008, we raised $7,081,500 million before agent’s commissions in cash through private offerings.  We have used the proceeds from the offerings for development and marketing of our interactive game franchises and ongoing working capital requirements.

On February 11, 2008, we entered into an uncommitted revolving line of credit agreement with Tiger Paw Capital Corporation, a corporation owned and operated by Mr. Kenny Cheung, a member of the Company’s Board Of Directors in the amount of $1,000,000 ("The Line"). The Line is available for working capital requirements. Any amounts drawn on the Line are payable on demand but in no event later than 90 days from the date each respective draw is made. The Line is an uncommitted obligation where Lender may decline to make advances under the Line, or terminate the Line, at any time and for any reason without prior notice to the Company.  The Line bears interest at the rate of 10% per annum and is payable to Lender on demand. Advances under the Line may be pre-paid without penalty.

The line has a subordinated security interest to all present and future assets of the Company and carries no financial or operating covenants. As of March 31, 2008, we have drawn $500,000 on the Line.

On May 7, 2008, we entered into a secured credit agreement with Silverbirch Inc, a Canadian publicly traded corporation in the amount of $750,000 Canadian Dollars ("The Facility"). The Facility was made available for development and production of our “Heroes Over Europe” video game and general and administrative purposes. Amounts drawn on the Facility are payable no later than November 7, 2008.  The Facility bears interest at the rate of 10% per annum and is payable to Lender quarterly in arrears. Advances under the Facility may be pre-paid without penalty.

The Facility carries a first priority security interest in all of our present and future assets in addition to the securities in the capital of our three wholly owned subsidiaries. The Facility carries no financial or operating covenants.

We currently need to raise additional capital in order to continue operating our business. We believe our current cash on hand of approximately $68,000, plus our expected cash received from co-publishing advances and expected draws on the Line and the Facility will allow us to continue our business operations until the end of Fiscal 2009. In the event that we are not successful in receiving co-publishing advances from our Heroes Over Europe game, we will be unable to continue operations.

We anticipate needing an additional $10,000,000 to $15,000,000 to finance our planned operations over the next 24 months. We will be unable to complete development of Heroes Over Europe and Sin City: The Game (working title), or publish any other additional games if we are unable to receive co-publishing advances or raise additional capital.

We will also need money to fund the expansion of our staff. It is currently anticipated that we will hire one additional employee in the next twelve months to support our business plan.

Results of Operations

The results of operations for the fiscal years ending March 31, 2008 and 2007 were as follows:

Summary of Statements of Operations

	2008	2007	% Change
Revenue	$10,244,395	$1,017,927	906%
Cost of sales	12,624,297	3,673,841	244%
Gross margin	(2,379,902)	(2,655,914)
Operating expenses	7,714,250	5,322,841	45%
Net loss before interest and provision for income taxes	(10,094,152)	(7,978,755)
Debt conversion inducement costs	(4,318,286)	---
Beneficial debt conversion costs	(662,902)	---
Interest income (expense), net	(81,475)	(57,739)
Amortization of debt issuance costs	(79,343)
Other income (expense), net	(474,191)	---
Income tax expense	800	2,400
Net loss	(15,711,149)	(8,038,894)	95%
Accretion on redeemable convertible preferred stock	---	(101,200)
Net loss attributable to common shareholders	$(15,711,149)	$(8,140,094)

Net loss per common share - Basic and diluted	$(1.12)	$(.97)
Shares used in computing basic and diluted net loss per share (in 000’s)	14,006,955	8,280,302

Revenues

Revenues were $10,244,395 and $1,017,927 for the fiscal years 2008 and 2007, respectively.  The increase is primarily due to sales of Jackass: The Game in North America, Europe, Australia and Asia in Fiscal 2008.

For fiscal 2008, substantially all of our revenues came from Jackass: The Game on the PS2, PSP, and DS platforms.  For fiscal 2007, our revenue consisted primarily of sales from Aircraft Power Pack (PC), Crusty Demons (Xbox), and Equestrian Challenge (PS2 and PC).

Our revenues are subject to material seasonal fluctuations. In particular, revenues in our third fiscal quarter will ordinarily be significantly higher than other fiscal quarters. Revenues recorded in our third fiscal quarter are not necessarily indicative of what our reported revenues will be for an entire fiscal year.

We currently have two games under development which we anticipate will be ready for shipment in fiscal years 2009 through 2010. We are developing “Heroes Over Europe”, a sequel to Heroes of the Pacific that is set in the European theatre (for the next generation consoles and PC) that we expect to ship in fiscal 2009.  We are also developing Sin City: The Game (working title), and expect to ship this game in fiscal 2011.

Three customers accounted for 90.1% of consolidated revenues during Fiscal 2008.  Navarre Corporation, a major distributor of video games accounted for 54.8% of consolidated revenues, Empire Interactive, a European publisher and distributor accounted for 27.5% of our consolidated revenues, and Funtastic Corporation, an Australian publisher and distributor accounted for 7.9% of our consolidated revenues.  We expect one major co-publishing partner to account for substantially all of our consolidated revenue in Fiscal 2009.  At March 31, 2008, our accounts receivable were an immaterial balance.

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

Red Mile may be required to levy European Value Added Tax (“VAT”) and Australian Goods and Services Tax (“GST”) on shipments of  products within the EU member countries, and Australia, respectively. Pursuant to EITF 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement”, Red Mile has included the taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction on a gross basis (included in revenues and costs). For fiscal years 2008 and 2007, $176,510 and $0, respectively, in taxes assessed by a governmental authority were included revenue and cost of sales.

Cost of sales

Cost of sales were approximately $12,624,297 and $3,673,841 for fiscal years 2008 and 2007, respectively.  The increase in cost of sales as compared to the prior year is primarily the result of costs of sales from Jackass: The Game.

For fiscal 2008, cost of sales primarily include the following: (i) the amortization of software development costs for  Jackass: The Game; (ii) manufacturing costs of Jackass: The Game; (iii) royalties payable on Jackass: The Game; and  (iv) impairment costs on Jackass: The Game.

Cost of sales for fiscal 2008 and 2007 consisted of:

	2008	2007
Amortization of capitalized software development costs and manufacturing and distribution costs	$9,309,414	$630,416
Royalties	864,584	234,431
Write down of inventory costs to net realizable value	454,434	259,320
Write down of software development costs and advanced royalties to net realizable value	1,819,355	2,549,674
Taxes Collected from Customers and Remitted to governmental Authorities	176,510	-
Total	$12,624,297	$3,673,841

Operating Expenses

Operating expenses for the fiscal years ended March 31, 2008 and 2007, respectively, were as follows:

	Year ended March 31, 2008	Percent of total	Year ended March 31, 2007	Percent of total	Percent Increase
Research and development costs	$1,798,246	23.3%	$525,796	9.8%	242.0%
General and administrative costs	3,374,131	43.7%	3,251,326	61.1%	3.8%
Marketing, sales and business development costs	2,541,873	33.0%	1,545,719	29.1%	64.5%
Total operating expenses	$7,714,250	100.0%	$5,322,841	100.0%	44.9%

Research and development

Our research and development (R&D) expenses consist of the following: (i) costs incurred at our third party developers for which the game has not yet reached technological feasibility as described in FAS 86; and (ii) costs incurred in our internal development group which are not capitalized into our games under development. All direct game development during the year was performed by third party developers. These external development costs are capitalized upon the company determining that the game has passed the technological feasibility standard of FAS 86 and commencing upon product release, capitalized software development costs are amortized to cost of sales using the greater of the ratio of actual cumulative revenues during the quarter to the total of actual cumulative revenues during the quarter plus projected future revenues for each game or straight-line over the estimated remaining life of the product.

Certain internal costs are capitalized as part of the development costs of a game. For fiscal years 2008 and 2007, approximately $407,000 and $341,000, respectively, of internal costs were capitalized. For fiscal years 2008 and 2007, approximately $1,731,000 and $450,000, respectively, of external costs were expensed as incurred as costs prior to the related game reaching technological feasibility.

Research and development expenses were approximately $1,798,000 in fiscal 2008 as compared to approximately $526,000 in fiscal 2007, an increase of approximately 242%.

Virtually all of the costs for R&D in fiscal 2008 related to costs incurred in the development of Sin City: the Game (working title) and Jackass: The Game for the Nintendo DS prior to the related game reaching technological feasibility. Virtually all of the costs for R&D in fiscal 2007 related to costs incurred in the development of Jackass: The Game for the Nintendo DS prior to the related game reaching technological feasibility

In general, a product goes through multiple levels of design, production, approvals and authorizations before it may be shipped.

These approvals and authorizations include concept approvals from the platform licensors of the game concept and product content, approvals from the licensor of the intellectual property of the game design and game play, and approvals from the platform licensors that the game is free of all material bugs and defects. In addition, all games are required to be rated by the Entertainment Software Rating Board (ESRB) and the European equivalent rating agencies for their content.

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

General and administrative costs

General and administrative costs were approximately $3,374,000 in fiscal 2008 and $3,251,000 in fiscal 2007, an increase of approximately 3.8%. General and administrative (G&A) costs are comprised primarily of the costs of stock options issued to employees and consultants, employee salaries and benefits, professional fees (legal, accounting, investor relations, and consulting), facilities expenses, amortization and depreciation expenses, insurance costs, and travel. During fiscal 2008, we took a bad debt charge in the amount of approximately $380,000 related to one of our customers, Hollywood Video, who filed Chapter 11 protection during the quarter. Other causes of the increase relates to increased employee salaries and the cost of stock option expenses.

Marketing, sales and business development costs

Sales, marketing and business development costs were approximately $2,542,000 in fiscal 2008 as compared to $1,546,000 in fiscal 2007, an increase of 64.5%.  Sales, marketing, and business development costs consist primarily of employee salaries, stock option expenses, employee benefits, consulting costs, public relations costs, promotional costs, marketing research, sales commissions, and sales support materials costs.

Sales, marketing, and business development costs increased year over year in fiscal 2008 primarily due to the marketing campaign for Jackass: The Game and sales commissions related to Jackass: The Game.  Marketing costs for Jackass: The Game included costs for print media, online media, TV media, and for public relations and trade promotions.

Debt Conversion Inducement Costs

In fiscal 2008, we took a non-cash debt inducement conversion charge of approximately $4,318,000 related to converting $8,244,000 principal amount of senior secured convertible debentures and approximately $155,000 in accrued interest on the debentures into shares of our common stock at a lower conversion price than the conversion price attached to the debentures.

Beneficial Debt Conversion Costs

In fiscal 2008, we took a non-cash charge of approximately $663,000 on the conversion of $2,400,000 in principal amount of convertible promissory notes into shares of our common stock related to the beneficial value of warrants issued with the common stock at the time of conversion.

Other Income / (Expense)

On July 18, 2007, we issued 1,872,600 units at $2.50 per Unit with each Unit consisting of one share of common stock and 0.2 of one warrant  to a total of 69 accredited investors for an aggregate amount of $4,681,500. Each whole warrant entitled the holder of the warrant to acquire, for no additional consideration, one share of the Common Stock in the event that we did not complete by March 18, 2008 a liquidity transaction. We recorded a contingent liability charge of $190,080 in March 2008, related to the value of our common shares to be delivered upon exercise of the aforementioned warrants.  In the fourth fiscal quarter of 2008, this contingent liability was revalued based on the Company’s closing stock price on March 31 which resulted in a credit to other expenses of approximately $142,000.

Other expense also includes approximately $426,000 in charges related to the Company’s forfeiture of its 18% equity interest in IR Gurus PTY Ltd and the write off of capitalized pre-acquisition costs as the Company determined it would not acquire IR Gurus PTY Ltd during the fourth fiscal quarter.

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

We may be required to levy European Value Added Tax (“VAT”) and Australian Goods and Services Tax (“GST”) on shipments of  products within the EU member countries, and Australia, respectively. Pursuant to EITF 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement”, Red Mile has included the taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction on a gross basis (included in revenues and costs).

Software Development Costs and Advanced Royalties

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

ITEM 7.  FINANCIAL STATEMENTS

See pages F-1 through F-25

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None

ITEM 8A.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer who is our principal executive officer and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Annual Report (the “Evaluation Date”).

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

As of March 31, 2008, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer who is our principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer concluded that as of March 31, 2008, there were material weaknesses in the Company’s disclosure controls and procedures. These items are described in the following paragraph.

The Company does not have an adequate number of independent board members nor therefore an independent audit committee. In addition, the lack of multiple employees results in the Company’s inability to have a sufficient segregation of duties within its accounting and financial activities. These absences constitute material weaknesses in the Company’s internal controls over financial reporting and corporate governance structure.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The company’s internal control system was designed to provide reasonable assurance to the company’s management and board of directors regarding the preparation and fair presentation of published financial statements. The internal control system over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorization of management and directors of the company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

An internal control material weakness is a significant deficiency, or aggregation of deficiencies, that does not reduce to a relatively low level the risk that material misstatements in financial statements will be prevented or detected on a timely basis by employees in the normal course of their work. An internal control significant deficiency, or aggregation of deficiencies, is one that could result in a misstatement of the financial statements that is more than inconsequential.

Management assessed the effectiveness of the company’s internal control over financial reporting as of March 31, 2008, and this assessment identified the following material weakness in the company’s internal control over financial reporting.

 The Company does not have an adequate number of independent board members nor therefore an independent audit committee. In addition, the lack of multiple employees results in the Company’s inability to have a sufficient segregation of duties within its accounting and financial activities.

In making its assessment of internal control over financial reporting management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Because of the material weakness described in the preceding paragraph, management believes that, as of  March 31, 2008, the company’s internal control over financial reporting was not effective based on those criteria.

This Annual Report on Form 10-KSB does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-KSB.

 (b) Changes in internal controls.

The Company has made no changes in its internal controls during its fourth quarter or in other factors that could significantly affect the Company’s internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

None

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our directors and officers, as of June 15, 2008, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

The directors, officers and key employees of the company are as follows:

Name	Age	Position
Chester Aldridge	36	Director, Chairman and Chief Executive Officer
Geoffrey Heath	63	Director
Kenny Cheung	33	Director
Simon Price	35	President and Chief Operating Officer

The business experience, principal occupations and employment of each of the above persons during at least the last five years are set forth below.

CHESTER ALDRIDGE. In May 2006, Mr. Aldridge became a member of our board of directors and our Chairman, and Chief Executive Officer. He was Red Mile Florida’s chairman and chief executive officer since its formation in December 2004. Beginning in April 2000, Mr. Aldridge was employed by Fluent Entertainment, Inc. (“Fluent”), a video game developer that assisted in developing such titles as Sim City and Reader Rabbit. Fluent was placed into receivership in mid-2005. From April 2000 until December 2003, Mr. Aldridge was chief executive officer and chairman of Fluent.

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

SIMON PRICE. In March 2008, Mr. Price became our President. Mr. Price has served Red Mile in a consulting role since the company's formation in 2004. He has assisted the company in its efforts to identify and secure rights to key franchise titles, and has provided support on product development strategy. Beginning in 2001, Mr. Price was a market analyst with International Development Group, a video game consulting company based in San Francisco, California, where he provided research and advice to leading video game publishers, hardware manufacturers, retailers and investment banks.

Directors’ Term of Office

Directors will hold office until the next annual meeting of shareholders and the election and qualification of their successors. Officers are elected annually by our board of directors and serve at the discretion of the board of directors.

Independence

 Our board of directors has determined that Mr. Heath is independent. Our board follows NASD Rule 4200(a)(14) in determining whether a director is independent

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

Two of our three board of directors serve on our audit committee, Kenny Cheung and Geoffrey Heath.  The audit committee is responsible for recommending independent auditors and reviewing management actions in matters relating to audit functions. The committee reviews, with independent auditors, the scope and results of its audit engagement, the system of internal controls and procedures and reviews the effectiveness of procedures intended to prevent violations of laws. The audit committee, consistent with the Sarbanes-Oxley Act of 2002 and the rules adopted thereunder, meets with management and the auditors prior to filing of officers certifications with the SEC to receive information concerning, among other things, significant deficiencies in the design or operation of internal controls.

The board has determined that no member of our audit committee is a “financial expert”. Our board of directors concluded that the benefits of retaining an individual who qualifies as an "audit committee financial expert" would be outweighed by the costs of retaining such a person.

ITEM 10.    EXECUTIVE COMPENSATION

Summary Compensation Table

The Company currently has two executive officers, Chester Aldridge serves as our Chairman and Chief Executive Officer and Simon Price serves as our President and Chief Operating Officer. During fiscal 2008, 2 Officers of the Company resigned their positions, Glenn Wong, President and Chief Operating Officer and Ben Zadik, Chief Financial Officer, Treasurer, and Corporate Secretary. The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during fiscal 2008 awarded to, earned by or paid to our current executive officers.

EXHIBIT A, SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)		Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Chester Aldridge Chairman, Chief Executive Officer	2008	$175,000	$30,000	$0	$0	$0	0	$0	$0	$205,000
Glenn Wong, (1) President, Chief Operating Officer	2008	220,000	0	0	0	0		0	0	220,000
Ben Zadik, (2) Chief Financial Officer, Treasurer, and Secretary	2008	175,000	80,000	0	0	0		0	0	255,000
Simon Price, (3) President, Chief Operating Officer	2008	120,000	6,000	0	0	0		0	0	126,000

(1)	On February 29, 2008, Mr. Wong resigned his position as an officer with the Company.

(2)	On March 1, 2008. Mr. Zadik resigned his position as an officer with the Company and remains with the Company in a consulting role.

(3)	On March 1, 2008, Mr. Price was appointed President and Chief Operating Officer.

EXHIBIT B, OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

The following table sets forth information concerning unexercised options; stock that has not vested; and equity incentive plan awards for each named executive officer outstanding as of March 31, 2008:

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) (Exercisable) (b)	Number of Securities Underlying Unexercised Options (#) (Unexercisable) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Chester Aldridge Chairman, Chief Executive Officer	24,400	0	0	$0.66	03/27/2016
	50,000	50,000	0	0.66	04/01/2016
	0	200,000	0	4.00	04/06/2017

Simon Price, President, Chief Operating Officer	33,333	33,333	0	0.66	04/01/2016
	10,000	0	0	0.90	01/05/2015

OPTION GRANTS IN FISCAL 2008.

There were no option grants to any of the executive officers named in the Compensation Tables above.

OPTION EXERCISES IN FISCAL 2008

There were no option exercises by any of the executive officers named in the Compensation Tables above.

EXHIBIT C, DIRECTOR COMPENSATION TABLE

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Chester Aldridge	$0	$0	$0	$0	$0	0	$0
Kenny Cheung	0	0	0	0	0	0	$0
Richard Auchinleck (1)	0	0	0	0	0	0	$0
Geoff Heath	0	0	0	0	0	0	$0
James McCubbin (2)	27,000	0	0	0	0	0	$27,000

(1)	On March 1, 2008, Richard Auchinleck resigned from the Company’s Board of Directors.
(2)	On March 1, 2008, James McCubbin resigned from the Company’s Board of Directors.

Director Compensation

No options were granted or payments made as compensation for services rendered by any of the Company’s directors, with the exception of $27,000 paid  to Mr. James McCubbin, who was compensated for serving in his capacity as Chairman of the Company’s Audit Committee.

Employment Agreements

The Company has not entered into any employment agreements with its executive or any other employees of the Company.

Restricted Stock Agreements

The Company has not entered into any restricted stock agreements with its executive employees or directors.

Report on Repricing of Options

None.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 31, 2008 by the following persons:

•	each person who is known to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;

•	each of our directors and executive officers; and

•	all of our directors and executive officers as a group.

The following table is computed based on 15,977,941 common shares issued. Except as set forth in the footnotes to the table, the persons names in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable. A person is considered the beneficial owner of any securities as of a given date that can be acquired within 60 days of such date through the exercise of any option, warrant or right. Shares of common stock subject to options, warrants or rights which are currently exercisable or exercisable within 60 days are considered outstanding for computing the ownership percentage of the person holding such options, warrants or rights, but are not considered outstanding for computing the ownership percentage of any other person.

Name And Address(1)	Beneficially Owned	Percentage Owned
Chester Aldridge (2)	339,400	2.08%
Simon Price (3)	76,667	*
Kenny Cheung (4)	2,040,666	12.12%
Geoff Heath (5)	28,334	*
FFFluent Entertainment, Inc.	2,542,624	15.91%
All current directors and executive officers as a group (4 persons)	2,485,067	13.5%

Less than 1% of the outstanding shares of common stock.

      (1) Unless otherwise noted, the address for each person is 223 San Anselmo Way #3, San Anselmo, CA 94960

      (2) Includes 164,400 options to purchase shares of Common Stock of the Company

(3)	Includes 76,667 options to purchase shares of Common Stock of the Company

(4)	Includes 431,111 warrants to purchase shares of Common Stock of the Company

(5)	Includes 25,000 options to purchase shares of Common Stock of the Company

Changes in Control

None.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Until December 2004, Chester Aldridge, our Director, Chairman and Chief Executive Officer, was an employee of Fluent Entertainment, Inc. (“Fluent”), an undercapitalized developer and publisher of video games.

Subsequently, and in connection with the sale to us of certain assets and related liabilities and commitments, Fluent received 18.3% or 2,983,476 of our shares of common stock outstanding and we retired notes payable by Fluent to Red Mile of $1,852,083. The material assets acquired from Fluent were the rights to Jackass: The Game and Crusty Demons of Dirt intellectual properties and prepayments of royalties to the related license holders, the game software code for these two games and the rights to publish the game GripShift, which was also under development at the time. We also accepted responsibility for unpaid milestones and royalty advances due to the developers of these three games. For accounting purposes, we valued the tangible assets acquired, which included fixed assets, a subscription to industry research, a trade show deposit, and a very small investment in a developer at their estimated net realizable value ($76,750). The remainder of the purchase price was allocated to the intangible assets (Jackass and Crusty Demons games under development) based on our forecast of the relative revenue to be derived from the two games. The total value of the purchase price was derived based on the fair value of the equity instruments we issued in addition to the fair value of the liabilities we assumed. Excluding the costs allocated to tangible assets ($76,750), the allocated cost of acquisition, milestones paid on Fluent’s behalf and remaining costs to complete were as follows:

	Amount allocated to Software development	Amount allocated to Licenses Fees	Milestones paid on Fluent’s behalf	Costs to complete products (royalty advances)
Jackass: The Game	$802,431	$500,000	$287,440	$2,300,000
Crusty Demons	324,095	322,205	418,400	980,000
GripShift		50,000	9,700	450,000

Total	$1,126,526	$872,205	$715,540	$3,730,000

This purchase was the result of an arms-length negotiation between the Vice President of Finance of Fluent, the Board of Directors of Fluent, and management of the Company. Neither the Vice President of Finance nor the Board of Directors of Fluent had a financial interest in the Company.

On October 20, 2005, we acquired 100% of the outstanding stock of Edmonds 1, Inc., from David Baker and Joseph Abrams in exchange for $130,000 payable immediately, $70,000 to be paid upon the Company raising $2.0 million in additional equity, 405,348 shares of common stock valued at $267,530, and warrants to purchase 132,667 shares of common stock.

At the time of the transaction, Edmonds 1 Inc. was a non-operating, publicly reporting shell corporation.

The acquisition was the result of an arms-length negotiation. Following the purchase of Edmonds 1, Inc., Mr. Baker joined our board of directors. Mr. Baker resigned from our board of directors in October 2006.

We made payments to Climax Studios to develop the Crusty Demons video game.  Geoffrey Heath, Director, also sits on the Board of Directors of Climax Studios.

In fiscal 2008, we distributed our Jackass video games in Europe with Empire Interactive. Geoffrey Heath, Director, also sits on the Board of Directors of Empire Interactive.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Simon Price, our President and Chief Operating Officer, has not currently filed Form 3. Fluent Entertainment, Inc. which is a more than ten percent owner of the Company's Common Stock, has not currently filed a Form 3 stating such ownership percentage. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended March 31, 2008, all other such filing requirements applicable to our officers and directors were complied with.

CODE OF ETHICS

The company has adopted a Code of Ethics applicable to its Chief Executive Officer and President. This Code of Ethics is filed herewith as an incorporated by reference exhibit.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company's fiscal years ended March 31, 2008, and 2007, we were billed approximately $85,000 and $70,000, respectively, for professional services rendered for the audit of our financial statements. We also were billed approximately $42,000 and $48,000 for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our years ended March 31, 2008, and 2007, respectively.

Audit Related Fees

There were no other fees for audit related services for the fiscal years ended March 31, 2008 and 2007.

Tax Fees

For the Company's fiscal years ended March 31, 2008, and 2007, we were billed $12,000 and $12,000, respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended March 31, 2008 and 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

RED MILE ENTERTAINMENT, INC.
By: /s/ Chester Aldridge
June 19, 2008	Chester Aldridge Chief Executive Officer (Principal Executive and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Chester Aldridge	Chairman and Chief Executive Officer	June 19 2008
Chester Aldridge	(Principal Executive Officer and Principal Financial Officer)

/s/ Simon Price	President and Chief Operating Officer	June 19, 2008
Simon Price

/s/ Kenny Cheung	Director	June 19, 2008
Kenny Cheung

/s/ Geoffrey Heath	Director	June 19, 2008
Geoffrey Heath

Report of independent registered public accounting firm

To the Board of Directors and Stockholders of
Red Mile Entertainment, Inc.

We have audited the accompanying balance sheets of Red Mile Entertainment Inc. and its subsidiaries (the “Company”) as of March 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Red Mile Entertainment, Inc. and its subsidiaries as of March 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s significant operating losses and accumulated deficit of $32.9 million at March 31, 2008 raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Burr, Pilger & Mayer LLP
San Francisco, California
June 17, 2008

RED MILE ENTERTAINMENT, INC. AND SUBSIDIARIES

Consolidated Balance Sheets	March 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$335,147	$1,912,992
Accounts receivable, net of reserves of $845,359 and $265,765	68,913	245,843
Inventory, net	31,406	77,232
Prepaid expenses and other assets	34,027	302,431
Current portion of issuance costs on senior convertible debentures	-	305,226
Software development costs and advanced royalties	5,942,921	6,072,849
Total current assets	6,412,414	8,916,573
Property and equipment, net	128,234	241,171
Long term portion of issuance costs on senior convertible debentures, net		176,321
Intangible assets, net	-	114,240
Other assets	9,755	313,244
Total assets	$6,550,403	$9,761,549

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,280,516	$994,675
Revolving line of credit	500,000	-
Accrued liabilities	1,211,934	1,124,398
Deferred revenue	40,892	-
Other current liabilities	48,000
Total current liabilities	3,081,342	2,119,073

Senior secured convertible debentures	-	8,244,000
Total liabilities	3,081,342	10,363,073

Stockholders’ equity (deficit):

Common stock, $0.01 par value, authorized 100,000,000 shares; 15,977,941 and 9,661,740 shares outstanding, respectively	159,779	96,617
Additional paid-in capital	36,235,106	16,518,164
Accumulated deficit	(32,929,339)	(17,218,190)
Accumulated other comprehensive income	3,515	1,885
Total stockholders’ equity (deficit)	3,469,061	(601,524)
Total liabilities and stockholders’ equity (deficit)	$6,550,403	$9,761,549

The accompanying notes are an integral part of these financial statements.

RED MILE ENTERTAINMENT, INC. AND SUBSIDIARIES

Consolidated statements of operations

	For the years ending March 31,
	2008	2007

Revenues, net	$10,244,395	$1,017,927

Cost of sales	12,624,297	3,673,841

Gross margin	(2,379,902)	(2,655,914)

Operating expenses
Research and development costs	1,798,246	525,796
General and administrative costs	3,374,131	3,251,326
Sales, marketing and business development costs	2,541,873	1,545,719
Total operating expenses	7,714,250	5,322,841

Net loss before other income (expense) and provision for income taxes	(10,094,152)	(7,978,755)
Debt conversion inducement costs	(4,318,286)	-
Beneficial debt conversion costs	(662,900)	-
Interest income (expense), net	(81,475)	(57,739)
Amortization of debt issuance costs	(79,343)	-
Other income (expense), net	(474,193)	-
Net loss before income tax expense	(15,710,349)	(8,036,494)
Income tax expense	800	2,400
Net loss	(15,711,149)	(8,038,894)
Accretion on redeemable convertible preferred stock	-	(101,200)
Net loss attributable to common shareholders	$(15,711,149)	$(8,140,094)
Net loss per common share, basic and diluted	$(1.12)	$(.97)
Shares used in computing basic and diluted loss per share	14,006,955	8,280,302

The accompanying notes are an integral part of these financial statements.

RED MILE ENTERTAINMENT INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

	Common Stock		Additional		Cumulative	Total
	Number of		Paid- in	Accumulated	Translation	Stockholders'
	Shares	Amount	Capital	(Deficit)	Adjustment	(Deficit)

Balance, March 31, 2006	4,806,957	$48,070	$426,414	$(9,179,296)	$-	$(8,704,812)
Common stock issued in connection with acquisition	33,333	333	124,667	-	-	125,000
Common stock cancelled in connection with non earnout on acquisition	(166,667)	(1,667)	(108,333)	-	-	(110,000)
Accretion of redeemable, convertible preferred stock	-	-	(101,200)	-	-	(101,200)
Translation adjustment	-	-	-	-	1,885	1,885
Stock based compensation	-	-	366,879	-	-	366,879
Common stock issued in connection with conversion of preferred stock	4,730,620	47,306	14,949,897	- -	-	14,997,203
Common stock issued on exercise of warrants	257,497	2,575	859,840	-	-	862,415
Net loss	-	-	-	(8,038,894)	-	(8,038,894)
Balance March 31, 2007	9,661,740	96,617	16,518,164	(17,218,190)	1,885	(601,524)

Common stock issued on conversion of debentures and accrued interest, net of unamortized issuance costs of $405,240	3,359,713	33,597	7,960,446	-	-	7,994,043
Non-cash debt inducement conversion charge	-	-	4,318,286	-	-	4,318,286
Common stock issued on conversion of promissory note, net of unamortized issuance costs of $123,000	960,000	9,600	2,267,400	-	-	2,277,000
Beneficial feature of convertible promissory notes	-	-	662,900	-	-	662,900
Common stock issued to investors, net of issuance costs of $385,974	1,872,600	18,726	4,276,801	-	-	4,295,527
Stock based compensation	-	-	216,286	-	-	216,286
Exercise of cashless employee options	97,952	979	(979)	-	-
Common stock issued for services	25,936	260	15,802	-	-	16,062
Translation adjustment	-	-	-	-	1,630	1,630
Net loss	-	-	-	(15,711,149)	-	(15,711,149)

Balance March 31, 2008	15,977,941	$159,779	$36,235,106	$(32,929,339)	$3,515	$3,469,061

The accompanying notes are an integral part of these financial statements.

RED MILE ENTERTAINMENT INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(15,711,149)	$(8,038,894)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	211,374	131,038
Amortization of software development costs	4,836,398	430,190
Amortization of senior secured convertible debenture issuance costs	76,308	128,906
Impairment and amortization of intangibles `	114,240	10,760
Loss on disposal of assets	6,667	885
Impairment of inventory	448,094	259,320
Impairment of software development and licensing costs	1,819,355	2,549,674
Stock based compensation	232,348	366,879
Reserve for price protection and bad debt expense	565,095	265,765
Beneficial debt conversion costs	662,900	-
Debt conversion inducement costs	4,318,286	-
Liquidated damage charges	190,080	-
Revaluation of liquidated damage charges……………….	(142,080)	-
Changes in current assets and liabilities
Accounts receivable	(387,356)	(155,747)
Inventory	(402,268)	(336,552)
Prepaid expenses and other current assets	267,594	(279,548)
Software development costs and advanced royalties	(6,525,825)	(5,881,944)
Other assets	425,492	-
Accounts payable	285,841	521,795
Accrued liabilities	242,817	592,753
Deferred revenue	40,892	(27,500
Net cash used in operating activities	(8,424,897)	(9,462,220)

Cash flows from investing activities:
Sales of marketable securities	-	10,313
Acquisition of property and equipment	(104,624)	(271,064)
Cash paid for other investment	(117,947)	(108,244)
Net Cash flows used in investing activities	(222,571)	(368,995)

Cash flows from financing activities:
Proceeds from sales of preferred stock and warrants	-	2,645,000
Proceeds from exercise of warrants	-	859,916
Cost of redeemable convertible preferred stock issuances	-	(165,624)

Proceeds from sales of common stock, net of costs	4,295,527	-
Proceeds from issuance of senior secured convertible debentures	-	8,244,000
Costs from issuance of senior secured convertible debentures	-	(610,453)
Proceeds from line of credit, net of costs	495,944	-
Proceeds from issuance of convertible promissory notes, net of unamortized issuance costs	2,277,000	-

Net cash provided by financing activities	7,068,471	10,972,839
Effect of exchange rate changes on cash	1,152	1,442

Net (decrease) increase in cash	(1,577,845)	1,143,066

Cash and cash equivalents, beginning of period	1,912,992	769,926

Cash and cash equivalents, ending of period	$335,147	$1,912,992

Supplementary Cash Flow Information:

Cash paid for interest expense	$-	$132,296
Cash paid for taxes	$800	$2,400

Supplemental Disclosure of Non-Cash Financing Transactions

Accretion of redeemable preferred stock and foreign currency adjustment		$101,200
Conversion of senior secured convertible debentures	-	-
Accrued interest on senior secured convertible debentures	$8,244,000	-
Unamortized issuance costs related to the issuance of senior secured convertible debentures	$155,281
Unamortized issuance costs related to the issuance of convertible promissory notes		-
Conversion of convertible promissory notes	$405,240	-
Net share settlement on exercise of warrants
Shares issued – Rover Acquisitions	$123,000
	$2,400,000	$1,840
	-	$125,000
	-
Relative fair value of warrants issued for conversion of promissory notes	$662,900	-
Relative fair value of warrants issued for preferred stock	-	$423,788
Conversion of Series A Redeemable Convertible Preferred Stock, net of offering costs	-	$10,344,446
Conversion of Series B and C Redeemable Convertible Preferred Stock, net of offering costs
Cancellation of common stock	-	$4,655,257
	-	$(110,000)

The accompanying notes are an integral part of these financial statements.

RED MILE ENTERTAINMENT, INC.
Notes to Consolidated Financial Statements
March 31, 2008 and March 31, 2007

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business — Red Mile Entertainment, Inc. (“Red Mile” or “the Company”) was incorporated in Delaware in August of 2004. The Company is a developer and publisher of interactive entertainment software across multiple hardware platforms, with a focus on creating or licensing intellectual properties.  The Company sells its games directly to distributors and retailers in North America and may also co-publish its games. In Europe and Australia, the Company licenses its games with major international game distributors or co-publishers in exchange for payment to the Company of either development fees or guaranteed minimum royalties. The guaranteed minimum royalties are recoupable by the partner against royalties computed under the various agreements. Once the partner recoups the guaranteed minimum royalties, the Company is entitled to additional royalties as computed under the agreements. The Company operates in one business segment, interactive software publishing.

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

Going Concern — The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses since inception of $32,929,339 at March 31, 2008, and has incurred negative cash flows from operations.

The Company has assembled a strategic plan that it believes to be viable and will contribute to meeting the Company’s cash flow requirements which it has already begun implementing. Management believes that this plan is reasonably capable of removing the threat to continuation of the business during the 12 month period following the most recent balance sheet presented. This strategic financing plan has the following components:

(1)
The company plans to enter into a co-publishing agreement for its Heroes Over Europe game which will provide the company with minimum guarantees on execution of the agreement as well as milestone payments coinciding with the timing of milestone obligations the company has to its developers.

(2)
The company plans to enter into a co-publishing agreement for its Sin City video game which will provide the company with minimum guarantees on execution of the agreement as well as milestone payments coinciding with the timing of milestone obligations the company has to its developers.

(3)	The company plans to renegotiate both the amount and timing for payment of many of its current payables and accrued obligations.

Principals of Consolidation — The consolidated financial statements of Red Mile Entertainment, Inc. include the accounts of the Company, and its wholly-owned subsidiaries, 2WG Media, Inc., Roveractive Ltd., and Red Mile Australia Pty Ltd. All inter-company accounts and transactions have been eliminated in consolidation.  All shares of the company’s wholly owned subsidiaries are pledged as collateral for both the secured credit agreement with Silverbirch, Inc. and the revolving line of credit agreement with Tiger Paw Capital Corporation.

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

Cash and Cash Equivalents — The Company considers all highly liquid investments purchased with an original maturity of three months or less and money market funds to be cash equivalents.

Concentration of Credit Risk — Financial instruments which potentially subject us to concentration of credit risk consist of temporary cash investments and accounts receivable. During the periods ended March 31, 2008 and March 31, 2007, we had deposits in excess of the Federal Deposit Insurance Corporation (“FDIC”) limit at one U.S. based financial institution. At March 31, 2008 and 2007, Red Mile had uninsured bank balances and certificates of deposit totaling approximately $221,690 and $1,731,829 respectively.

Receivable Allowances – Receivables are stated net of allowances for price protection, returns, discounts, doubtful accounts, allowances for value added services by retailers, and deductions for cooperative marketing costs.

We may grant price protection to, and sometimes allow product returns from our customers and customers of our distributors under certain conditions.  Therefore, we record a reserve for potential price protection and returns at each balance sheet date.  The provision related to this allowance is reported in net revenues.  Price protection means credits relating to retail price markdowns on our products previously sold by us to customers or customers of our distributors.  We base these allowances on expected trends and estimates of future retail sell through of our games.  Actual price protection and product returns may materially differ from our estimates as our products are subject to changes in consumer preferences, technological obsolescence due to new platforms or competing products.  At March 31, 2008 and March 31, 2007, Red Mile had price protection and returns reserves of $271,269 and $171,841, respectively. Changes in these factors could change our judgments and estimates and result in variances in the amount of reserve required.  If customers request price protection in amounts exceeding the rate expected and if management agrees to grant it, then we may incur additional charges against our net revenues, but we are not required to grant price protection to retailers who purchase our products from distributors and the decision to grant price protection is discretionary. At March 31, 2008 and March 31, 2007, Red Mile had allowance reserves for doubtful accounts of $574,090 and $93,924, respectively. We may also incur cooperative marketing costs for our products owed to our customers, or to customers of our distributors. These costs are deducted from accounts receivable due to us from our customers. At March 31, 2008 and March 31, 2007, Red Mile had cooperative marketing deductions of $9,000 and $0, respectively, recorded as deductions from accounts receivable. All receivables are pledged as collateral for our revolving line of credit agreement with Tiger Paw Capital Corporation.

Inventories — Inventories consist of materials (including manufacturing royalties paid to console manufacturers), labor charges from third parties, and freight-in. Inventories are stated at the lower of cost or market, using the first-in, first-out method.  The Company performs periodic assessments to determine the existence of obsolete, slow moving and non-saleable inventories, and records necessary provisions to reduce such inventories to net realizable value.  We recognize all inventory reserves as a component of cost of goods sold.   During our fiscal years ending March 31, 2008 and 2007, we had write-downs to estimated net realizable value of $448,094 and $259,320, respectively, all charged to cost of goods sold.  All inventories are produced by third party manufacturers, and substantially all inventories are located at third party warehouses on consignment. All inventories are pledged as collateral for our revolving line of credit agreement with Tiger Paw Capital Corporation.

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

Property and Equipment — Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful life of the respective assets ranging from one to three years. Salvage values of these assets are not considered material. Repairs and maintenance costs that do not increase the useful lives and/or enhance the value of the assets are charged to operations as incurred. All property and equipment are pledged as collateral for our revolving line of credit agreement with Tiger Paw Capital Corporation.

Intangible Assets — Intangible assets primarily consisted of a website and customer list in conjunction with the acquisition of the assets of Rover Interactive.  These intangibles assets were determined to be fully impaired in fiscal 2008 and accordingly we wrote of the remaining balance in intangible assets to amortization of intangibles which totaled $114,240 in fiscal 2008. Amortization of intangible assets was  $10,760 in fiscal 2007.

Other Assets — We had a capital investment and held a minority interest in a third party developer, IR Gurus Pty. Ltd, an Australian corporation, in connection with entertainment software products to be developed by the developer for us. We accounted for this capital investment using the cost method as we did not have the ability to exercise significant influence over the developers overall operation. In fiscal 2008, we forfeited our minority interest and recorded a $200,000 charge to other expenses. In addition, we wrote off approximately $226,000 in capitalized costs related to costs incurred attempting to consummate the acquisition.

Revenue Recognition  —   Our revenue recognition policies are in accordance with the American Institute Of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2 “Software Revenue Recognition” as amended by SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions”.  SOP 81-1 “Accounting for Performance of Construction Type and Certain Production-Type Contracts”.  Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements”, as revised by SAB No. 104, “Revenue Recognition”.  EITF 01-09 “Accounting for  Consideration Given by a Vendor to a Customer”, and FASB Interpretation No. 39 “Offsetting of amounts related to certain contracts an interpretation of APB No. 10 and FASB Statement No. 105, and  EITF 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement”.

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

In North America, we primarily sell our games to distributors who in turn sell to retailers that both our internal sales force, our outsourced independent sales group, and distributors’ sales force generate orders from.  These distributors will charge us a distribution fee based on a percentage of the prevailing wholesale price of the product. We record revenues net of these distribution fees. We will likely co-publish our current titles under development and net sell directly to distributors.

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

Red Mile may be required to levy European Value Added Tax (“VAT”) and Australian Goods and Services Tax (“GST”) on shipments of our products within the EU member countries, and Australia, respectively. Pursuant to EITF 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement”, Red Mile has included the taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction on a gross basis (included in revenues and costs). In fiscal 2008, $176,510 in taxes assessed by a governmental authority were included revenue and cost of sales.

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

Advertising Expenses — We expense advertising costs as incurred which are included in Sales, Marketing and Business Development Costs. Advertising costs in the periods ended March 31, 2008 and March 31, 2007 were $1,710,215 and $102,973, respectively.

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

The following table summarizes the weighted average shares outstanding:

	Year ended March 31, 2008	Year ended March 31, 2007
Basic weighted average shares outstanding	14,006,955	8,280,302
Total stock options outstanding	1,776,007	1,988,744
Less: anti-dilutive stock options due to loss	(1,776,007)	(1,988,744)
Total senior secured convertible debentures	-	1,570,286
Less. Anti-dilutive senior secured convertible debentures	-	(1,570,286)
Total warrants outstanding	3,374,327	2,794,176
Less: anti-dilutive warrants due to loss	(3,374,327)	(2,794,176)

Diluted weighted average shares outstanding	14,006,955	8,280,302

Recent Accounting Pronouncements

EITF 06-03

In June 2006, the EITF reached a consensus on Issue No. 06-03 (“EITF 06-03”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The provisions of EITF 06-03 became effective as of December 31, 2006.  Red Mile has included the European Value Added Tax and the Australian Goods and Services Tax that is directly imposed on a revenue-producing transaction on a gross basis (included in revenues and costs).  In fiscal 2008 and 2007, $176,510 and $0, respectively, in taxes assessed by a governmental authority were included revenue and cost of sales.

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

In December 2007, the FASB issued proposed FASB Staff Position ("FSP") 157-b, "Effective Date of FASB Statement No. 157," that would permit a one-year deferral in applying the measurement provisions of Statement No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity's financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of Statement 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. This deferral does not apply, however, to an entity that applies Statement 157 in interim or annual financial statements before proposed FSP 157-b is finalized. We are currently evaluating the impact, if any, that the adoption of FSP 157-b will have on our operating income or net earnings.

SFAS 159

On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). Under this Standard, we may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS No. 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of SFAS No. 133 hedge accounting are not met. SFAS No. 159 is effective for years beginning after November 15, 2007 and it is not expected to have a material impact on our consolidated financial statements.

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

Upon review and analysis by the Company, we have concluded that no FIN 48 effects are present as of March 31, 2008 and our tax position has not materially changed since March 31, 2007.  For the year ended March 31, 2008, we did not identify and record any liabilities related to unrecognized income tax benefits.  Therefore the adoption of FIN 48 does not impact our financial statements for the year ended March 31, 2008.

We recognize interest and penalties related to uncertain income tax positions in income tax expense. No interest and penalties related to uncertain income tax positions were accrued at December 31, 2007.  Income tax returns for the fiscal tax year ended March 31, 2005 to the present are subject to examination by major tax jurisdictions.

EITF 07-03

In June 2007, the EITF reached a consensus on EITF No. 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, or EITF 07-03. EITF 07-03 specifies the timing of expense recognition for non-refundable advance payments for goods or services that will be used or rendered for research and development activities. EITF 07-03 was effective for fiscal years beginning after December 15, 2007, and early adoption is not permitted. Adoption of EITF 07-has not  had a material impact on either our financial position or results of operations.

EITF 07-01

In December 2007, the EITF reached a consensus on EITF No. 07-01, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property, or EITF 07-01. EITF 07-01 discusses the appropriate income statement presentation and classification for the activities and payments between the participants in arrangements related to the development and commercialization of intellectual property. The sufficiency of disclosure related to these arrangements is also specified. EITF 07-01 is effective for fiscal years beginning after December 15, 2008. As a result, EITF 07-01 is effective for us in the first quarter of fiscal 2010. We do not expect the adoption of EITF 07-01 to have a material impact on either our financial position or results of operations.

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

SFAS 161

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities -an amendment of SFAS 133, or SFAS 161. SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires: (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. This standard shall be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and early application is encouraged. We are in the process of evaluating the new disclosure requirements under SFAS 161 and do not expect the adoption to have a material impact on our consolidated financial statements.

SFAS 162

 In May 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 162, "The Hierarchy of Generally Accepted Accounting Principles". This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with US GAAP for non-governmental entities. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, the meaning of "Present Fairly in Conformity with GAAP". The Company is in the process of evaluating the impact, if any, of SFAS 162 on its consolidated financial statements.

FSP APB 14-1

In May 2008, the FASB released FSP APB 14-1 Accounting For Convertible Debt  Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1) that alters the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements. FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Furthermore, it would require recognizing interest expense in prior periods pursuant to retrospective accounting treatment. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently evaluating the effect the adoption of FSP APB 14-1 will have on our consolidated results of operations and financial condition.

NOTE 2 — LICENSES AND SOFTWARE DEVELOPMENT COSTS

During the year ended March 31, 2007, we cancelled two projects under development and took a charge of $942,575 to Costs of Sales, included in impairment of software development costs in the table below.  The following table reconciles the beginning and ending capitalized product development cost balances for the following periods:

	Year ended March 31, 2008	Year ended March 31, 2007
Beginning balance	$6,072,849	$3,280,769
Capitalized licenses and software development costs	6,525,825	5,881,944
Impairment of software development costs	(1,819,355)	(2,659,674)
Amounts amortized to cost of sales	(4,836,398)	(430,190)

Ending balance	$5,942,921	$6,072,849

NOTE 3 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net was comprised of the following:

	March 31,
	2008	2007
Computer equipment and software	$516,148	$424,169
Office furniture and other equipment	-	14,292

Total cost of property and equipment	516,148	438,461
Less accumulated depreciation	(387,914)	(197,290)

Property and equipment, net	$128,234	$241,171

Depreciation expense for the periods ended March 31, 2008 and March 31, 2007 were $211,374 and $131,038, respectively.All property and equipment are pledged as collateral for our revolving line of credit agreement with Tiger Paw Capital Corporation.

NOTE 4 — INTANGIBLE ASSETS

	March 31,
	2008	2007
Website	$120,000	$120,000
Customer list	2,500	2,500
Trade name	1,250	1,250
Domain name	1,250	1,250
Total cost of intangibles	125,000	125,000
Less accumulated amortization	(125,000)	(10,760)

Total	$—	$114,240

Intangible assets were determined to be fully impaired in fiscal 2008 and accordingly we accelerated amortization of these intangible assets which totaled $114,240 in fiscal 2008. Amortization expense in fiscal 2007 was $10,760.

NOTE 5 — ACCRUED LIABILITIES

	March 31,
	2008	2007
Accrued royalties payable	$679,469	$50,676
Accrued bonuses	67,900	87,314
Accrued milestone payments to developers	186,389	420,000
Accrued marketing	—	175,000
Accrued paid time off	24,500	38,741
Accrued professional fees	148,369	217,370
Accrued commissions	96,865	42,094
Other	8,442	93,203

Total	$1,211,934	$1,124,398

NOTE 6 — DEFERRED REVENUE

The Company recognizes revenues as earned.  Amounts billed in advance of the period in which service is rendered are recorded as a liability under “Deferred revenue.”

	March 31,
	2008	2007
Equestrian Challenge	$40,892	$—

Total	$40,892	$—

NOTE 7 — INCOME TAXES

The pretax components of U.S. and foreign losses reflect the locations in which such pretax loss was generated. The pretax U.S. and foreign losses were as follows for the years ended March 31, 2008 and 2007:

	March 31,
	2008	2007

U.S.	$(14,868,547)	(7,733,454)
Foreign	(842,602)	(305,440)
Total	(15,711,149)	(8,038,894)

The provision for income taxes on income was comprised of the following:

	March 31,
	2008	2007
Current:
Federal	$—	$—
State	800	2,400
Foreign	—	—

Total provision	$800	$2,400

Deferred tax balances consist of the following:

	March 31,
	2008	2007
Current tax assets:
Accrued paid time off	$76,739	$70,599
Net operating loss	10,015,978	5,620,311
Contribution carryforward	1,219	1,219
Stock based compensation	253,221	154,037
Depreciation	49,426	24,346
Intangibles	48,865	3,655
Section 280C research credit	61,517	42,974

Total current tax assets	10,506,965	5,917,141

Net current tax asset	10,506,965	5,917,141
Valuation allowance	(10,506,965)	(5,917,141)

Net deferred tax assets	$—	$—

At March 31, 2008, the Company had an operating loss carry forward of approximately $23,900,000 for federal and state tax purposes which begin to expire in 2024 and 2014, respectively.

Use of the net operating losses may be limited in the event of an ownership change as defined by the Internal Revenue Code. The valuation allowance increased by $4,589,824 and $3,443,141 for the periods ending March 31, 2008 and 2007, respectively.

At March 31, 2007, the Company had an operating loss carry forward of approximately $13,600,000 for federal and state tax purposes which begin to expire in 2024 and 2014, respectively. Use of the net operating losses may be limited in the event of an ownership change as defined by the Internal Revenue Code.

The effective tax rate differs from the federal statutory rate for the years ended March 31, 2008 and 2007 as follows:

	March 31,
	2008	2007

Statutory federal income tax rate	34.0%	34.0%
State income taxes, net of federal benefit	8.7%	8.0%
Non-deductible expenses	(0.1%)	(0.3)%
Increase in valuation allowance	(29.2%)	(42.9)%
Section 280C adjustment	0.1%	0.6%
Permanent difference related to debt inducement	(13.5%)	—
Other	—	0.6%

	0.0%	0.0%

NOTE 8 — CONTRACTUAL OBLIGATIONS

Developer and Intellectual Property Contracts

In the normal course of business we enter into contractual arrangements with third-parties for the development of products, as well as for the rights to license intellectual property. Under these agreements, we commit to provide specified payments to a developer, or intellectual property holder, based upon contractual arrangements. Typically, the payments to third-party developers are conditioned upon the achievement by the developers of contractually specified development milestones. These payments to third-party developers and intellectual property holders typically are deemed to be advances and are recoupable against future royalties earned by the developer or intellectual property holder based on the sale of the related game. Assuming all contractual provisions are met, the total future minimum contract commitment for contracts in place as of March 31, 2008 is approximately $10,343,000 which is scheduled to be paid as follows:

Year ended March 31
2009	$3,950,500
2010	1,305,000
2011	5,087,500
Total	$10,343,000

The company believes it will incur charges of $500,000 for late delivery of the Sin City video game. These charges are fully refundable against future royalties owed on the game.

Lease Commitments

In March 2008, we moved our corporate offices from Sausalito to San Anselmo, California. Our corporate offices are in leased space in San Anselmo, California of approximately 1,300 square feet at $2.03 per square foot per month. We believe that if we lost this lease, we could promptly relocate within ten miles on similar terms. Rent expense for the years ended March 31, 2008 and 2007 was $78,382 and  $97,390, respectively.

Approximate future minimum lease payments under non-cancelable office and equipment lease agreements are as follows:

Year ended March 31
2009	$31,702
2010	32,631
2011	33,588
Total	$97,921

NOTE 9 — SENIOR SECURED CONVERTIBLE DEBENTURES

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

Total capitalized closing costs relating to the above issuances was $610,452.

On July 18, 2007, holders of more than 66 2/3% of the $8,244,000 principal amount of senior secured convertible debentures and $155,281 in accrued interest on the debentures, after a proposal brought forth by the Company, voted by way of extraordinary resolution to cancel such debentures and convert the principal and accrued interest amounts of their debentures into shares of the Company’s stock at $2.50 per share, thereby resulting in the conversion of the full principal and interest amounts associated with such debentures into 3,359,713 shares of the Company’s common stock.  Total amortization of capitalized closing costs was $205,212 up to the conversion date. With the conversion, the Company recorded a non-cash debt inducement conversion charge of $4,318,286. At that time of conversion, the balance in unamortized capitalized closing costs was $405,240 which was reclassed to additional paid in capital.

NOTE 10 — REDEEMABLE CONVERTIBLE PREFERRED STOCK

In the twelve months ended March 31, 2007, the Company issued 658,667 investment units consisting of one share of Series B Redeemable Convertible Preferred Stock and a warrant to purchase an additional share of Redeemable Convertible Preferred Stock with a strike price of $4.50 and an expiration date of May 1, 2008 for $2,470,000. During the first quarter of fiscal 2007, the Company also issued 46,667 investment units consisting of one share of Series C Redeemable Convertible Preferred Stock and a warrant to purchase an additional share of Redeemable Convertible Preferred Stock with a strike price of $4.50 and an expiration date of May 1, 2008 for $175,000. Using the Black-Scholes option pricing model, the relative fair values of the Preferred Series B warrants and Preferred Series C warrants of $395,748 and $28,040 were allocated to Preferred Series B and Preferred Series C warrants on redeemable convertible preferred stock. The Series B and C redeemable convertible preferred stock were being accreted to their redemption values through the redemption date using the effective interest method. Accretion of redeemable convertible preferred stock was $101,200 for the period ending March 31, 2007.

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

NOTE 11 – REVOLVING LINE OF CREDIT

On February 11, 2008, we entered into an uncommitted revolving line of credit agreement with Tiger Paw Capital Corporation, a corporation owned and operated by Mr. Kenny Cheung, a member of the Company’s Board Of Directors in the amount of $1,000,000 ("The Line"). The Line is available for working capital requirements. Any amounts drawn on the Line are payable on demand but in no event later than 90 days from the date each respective draw is made. The Line is an uncommitted obligation where Lender may decline to make advances under the Line, or terminate the Line, at any time and for any reason without prior notice to the Company.  The Line bears interest at the rate of 10% per annum and is payable to Lender on demand. Advances under the Line may be pre-paid without penalty. The line has a subordinated security interest to all present and future assets of the Company and carries no financial or operating covenants. As of March 31, 2008, we have drawn $500,000 on the Line.

NOTE 12 — COMMON STOCK

In March and May 2006, the Company issued 845,333 investment units outside the U.S. to thirty two non U.S. investors for $3,170,000. A unit consisted of one share of Series B Convertible Preferred stock and a warrant to purchase an additional share of Series B Convertible Preferred stock before May 1, 2008 for $4.50 per share. These Preferred B Convertible stock converted to the same number of shares of the Company’s common stock in December, 2006.

In addition, from March through May 2006, nine US investors purchased 100,000 investment units for a total of $375,000. A unit consisted of one share of Series C Convertible Preferred stock and a warrant to purchase an additional share of Series C Convertible Preferred stock before May 1, 2008 for $4.50 per share. These Preferred C Convertible stock converted to the same number of shares of the Company’s common stock in December, 2006.

In October and November 2006, the Company issued an aggregate of $8,224,000 in senior secured convertible debentures to 81 debenture holders.

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

In January 2007, the Company acquired all of the assets of Roveractive, Inc., a worldwide distributor and publisher of downloadable PC and PDA-based casual games, in exchange for 33,333 shares of the Company’s common stock.

On June 25 through June 27, 2007, the Company issued an aggregate of $2,050,000 of Convertible Promissory Notes to a total of 19 note holders. In addition, on June 25, 2007, the Company issued a $350,000 Convertible Promissory Note to one note holder. These notes automatically converted into 960,000 Units of the company in July 2007, with one unit consisting of one share of the Company’s common stock, and 0.2 of one warrant .

On July 18, 2007, the Company issued 1,872,600 units at $2.50 per Unit with each Unit consisting of one share of common stock and 0.2 of one warrant  to a total of 69 investors for an aggregate amount of $4,681,501.

NOTE 13 — STOCK OPTIONS AND STOCK COMPENSATION

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following  assumptions:

	Year Ended March 31, 2008	Year Ended March 31, 2007
Expected life (in years)	4.2 – 6.5	4.2 – 6.5
Risk free rate of return	4.0% - 5.13%	4.5%-5.13%
Volatility	50% - 80%	50% - 80%
Dividend yield	-	-
Forfeiture rate	9% - 15%	9% - 15%

The following table sets forth the total stock-based compensation expense for the periods ended March 31, 2008 and March 31, 2007, resulting from options awarded to employees and consultants.

	Year Ended March 31, 2008	Year Ended March 31, 2007
Research and development costs	$2,355	$16,517
Sales, marketing, and business development costs – employees and consultants	7,706	14,569
General and administrative costs—consultants	8,191	329,048
General and administrative costs—employees	214,096	6,745
Stock-based compensation before income taxes	232,348	366,879
Income tax benefit	-	-
Total stock-based compensation expense after income taxes	$232,348	$366,879

The following table sets forth the total stock-based compensation expense for the periods ended March 31, 2008 and 2007, resulting from options awarded to both employees and consultants.

	Year Ended March 31, 2008	March 31, 2007
Stock-based employee compensation expense before income taxes	$226,014	37,831
Stock-based consultant compensation expense before income taxes	6,334	329,048
Stock-based compensation before income taxes	232,348	366,879
Income tax benefit	-	-
Total stock-based employee compensation expense after income taxes	$232,348	$366,879

During the year ended March 31, 2008, 45,000 common stock options were granted to employees and no options were granted to non-employees. During the year ended March 31, 2007, 975,834 common stock options were granted to employees and 148,333 common stock options were granted to non-employees.

On April 8, 2005, the Board of Directors approved the Red Mile Entertainment 2005 Stock Option Plan which permits the Board of Directors to grant to officers, directors, employees and third parties incentive stock options (“ISOs”), non-qualified stock options, restricted stock and stock appreciation rights (“SARs”). As of March 15, 2007, the Board of Directors and stockholders holding a majority of voting power voted to authorize the board of directors, at its discretion, to amend the 2005 Stock Option Plan. This amendment would take effect no sooner than May 14, 2007. Under the Amended Plan, options for 2,500,000 shares of common stock are reserved for issuance.  At March 31, 2008, 723,993 options are available for grant.  Options have been issued with exercise prices of between $0.66 and $4.00 per share as follows:

Option activity under the Amended Plan is as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at March 31, 2006	940,966	$0.75		$-
Granted	1,124,167	3.75
Exercised	-	-
Forfeited or expired	(76,388)	2,73	-	-
Outstanding at March 31, 2007	1,988,745	$2.28	-	-
Exercisable at March 31, 2007	607,000	$0.83	-	-
Granted	45,000	2.35
Exercised	(143,068)	0.71
Forfeited or expired	(114,670)	$0.88	-	-
Outstanding at March 31, 2008	1,776,007	$2.59	8.44	$-
Exercisable at March 31, 2008	676,007	$1.35	7.86	$-

March 31, 2008
Options Outstanding				Options Exercisable

	Number	Weighted Avg.	Weighted Avg.	Number	Weighted Avg.
Range of Exercise Prices	Outstanding	Remaining Life	Exercise Price	Exercisable	Exercise Price
$0.66 - $1.49	660,173	7.79	0.71	488,507	0.73
$1.50 - $2.37	126,667	8.25	2.14	74,444	1.98
$2.38 - $4.00	989,167	8.96	3.90	113,056	3.61
	1,776,007		$ 2.59	676,007	$ 1.35

In the case where shares have been granted to third parties, the fair value of such shares is recognized as an expense in the period issued using the Black-Scholes option pricing model.

In the case of shares granted to employees, the fair value of such shares is recognized as an expense over the service period.  As of March 31, 2008, the fair value of options issued by the Company was $2,626,385 of which $1,389,891 has been forfeited. Expense recognized for the year ending March 31, 2008, was $232,348. The unamortized cost remaining at March 31, 2008 was $419,986 with a weighted average expected term for recognition of 4.0 years. At the time of grant, the estimated fair values per option were from $0.63 to $2.94.

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

During the year ended March 31, 2008, 112,243 options with a $0.66 strike price and 30,825 options with a $0.90 strike price were exercised pursuant to a cashless provision.  The Company issued 97,952 common shares for the options exercised.

During the year ended March 31, 2008, 114,670 options with a weighted average strike price of $0.88 were forfeited or expired. During the year ended March 31, 2007, 76,388 options with a weighted average strike price of $2.73 were forfeited or expired.

NOTE 14 — WARRANTS

The following table lists the total number of warrants outstanding as of March 31, 2008.

Expiring	Strike Price	Number of common shares
05/01/2008	$4.50	585,287
05/02/2008	4.50	845,333
12/31/2008	5.25	681,779
01/18/2009	0.00	566,520
07/17/2009	2.75	480,000
07/18/2009	$3.00	215,408

Total		3,374,327

During the fiscal year ended March 31, 2008, there were 566,520, 480,000, and 215,408  warrants with a $0.00, $2.75 and $3.00 strike price, respectively, issued.

During the fiscal year ended March 31, 2007, there were 219,546 warrants with a $3.30 strike price exercised, and 37,951 warrants with a $3.75 strike price were exercised.  During this period there were also 628,666 and 510,000 warrants with a $3.75 and $3.30 strike price, respectively, which expired.

NOTE 15 - CONCENTRATIONS

Customer base
 Our customer base includes distributors, co-publishers, and retailers of video games in the United States, Europe, and Australia. We review the credit worthiness of our customers on an ongoing basis, and believe that we need an allowance for potential credit losses at March 31, 2008 of $574,090 compared to $93,924 at March 31, 2007. Also netted against accounts receivable are returns and price protection reserves on existing receivables of $271,269 at March 31, 2008 and $171,841 at March 31, 2007. The receivables recorded from our customers are net of their reserves for uncollectible accounts, returns and price protection reserves from their customers. Account balances are charged off against the allowance when the Company believes it is probable that accounts receivable will not be recovered.

Three customers accounted for 90.1% of consolidated revenues during Fiscal 2008.  Navarre Corporation, a major distributor of video games accounted for 54.8% of consolidated revenues, Empire Interactive, a European publisher and distributor accounted for 27.5% of our consolidated revenues, and Funtastic Corporation, an Australian publisher and distributor accounted for 7.9% of our consolidated revenues.  We expect one major co-publishing partner to account for substantially all of our consolidated revenue in Fiscal 2009.  At March 31, 2008, our accounts receivable were an immaterial balance. As of March 31, 2007, we had two customers who accounted for 49.1% and 28.1% of gross accounts receivable. These customers were Navarre Corporation and GameStop, respectively. Navarre Corporation, Game Stop and Kock Media accounted for 48.1%, 18.1% and 14.7%, respectively, of consolidated revenue during the fiscal 2007.

Operations by Geographic Area

Our products are sold in North America, Europe, Australia, and Asia through third-party licensing arrangements, through distributors, and through retailers.

The following table displays consolidated net revenue by location in fiscal 2008:

Location	Revenue
North America	$6,201,385
Europe	3,158,422
Australia and Asia	884,588
$10,244,395

Location of assets

Our tangible assets, excluding inventory, are located at its corporate offices in Northern California and on loan to a third party developer in Melbourne, Australia. Inventory is located at several third party warehouse facilities, primarily in Minnesota.

NOTE 16 – RELATED PARTY TRANSACTIONS

Until December 2004, Chester Aldridge, our Director, Chairman and Chief Executive Officer, was an employee of Fluent Entertainment, Inc. (“Fluent”), an undercapitalized developer and publisher of video games.

Subsequently, and in connection with the sale to us of certain assets and related liabilities and commitments, Fluent received 18.3% or 2,983,476 of our shares of common stock outstanding and we retired notes payable by Fluent to Red Mile of $1,852,083. The material assets acquired from Fluent were the rights to Jackass: The Game and Crusty Demons of Dirt intellectual properties and prepayments of royalties to the related license holders, the game software code for these two games and the rights to publish the game GripShift, which was also under development at the time. We also accepted responsibility for unpaid milestones and royalty advances due to the developers of these three games. For accounting purposes, we valued the tangible assets acquired, which included fixed assets, a subscription to industry research, a trade show deposit, and a very small investment in a developer at their estimated net realizable value ($76,750).

The remainder of the purchase price was allocated to the intangible assets (Jackass and Crusty Demons games under development) based on our forecast of the relative revenue to be derived from the two games. The total value of the purchase price was derived based on the fair value of the equity instruments we issued in addition to the fair value of the liabilities we assumed. Excluding the costs allocated to tangible assets ($76,750), the allocated cost of acquisition, milestones paid on Fluent’s behalf and remaining costs to complete were as follows:

	Amount allocated to Software development	Amount allocated to Licenses Fees	Milestones paid on Fluent’s behalf	Costs to complete products (royalty advances)
Jackass: The Game	$802,431	$500,000	$287,440	$2,300,000
Crusty Demons	324,095	322,205	418,400	980,000
GripShift		50,000	9,700	450,000

Total	$1,126,526	$872,205	$715,540	$3,730,000

This purchase was the result of an arms-length negotiation between the Vice President of Finance of Fluent, the Board of Directors of Fluent, and management of the Company. Neither the Vice President of Finance nor the Board of Directors of Fluent had a financial interest in the Company.

On October 20, 2005, we acquired 100% of the outstanding stock of Edmonds 1, Inc., from David Baker and Joseph Abrams in exchange for $130,000 payable immediately, $70,000 to be paid upon the Company raising $2.0 million in additional equity, 405,348 shares of common stock valued at $267,530, and warrants to purchase 132,667 shares of common stock. At the time of the transaction, Edmonds 1 Inc. was a non-operating, publicly reporting shell corporation.

The acquisition was the result of an arms-length negotiation. Following the purchase of Edmonds 1, Inc., Mr. Baker joined our board of directors. Mr. Baker resigned from our board of directors in October 2006.

We made payments to Climax Studios to develop the Crusty Demons video game.  Geoffrey Heath, Director, also sits on the Board of Directors of Climax Studios.

In fiscal 2008, we distributed our Jackass video games in Europe with Empire Interactive. Geoffrey Heath, Director, also sits on the Board of Directors of Empire Interactive.

NOTE 17 — SUBSEQUENT EVENTS

On May 7, 2008, we entered into a secured credit agreement with Silverbirch Inc, a Canadian publicly traded corporation (“Lender”), in the amount of $750,000 Canadian Dollars ($746,410 USD equivalent) ("The Facility"). The Facility is available for development and production of our “Heroes Over Europe” video game and general and administrative purposes. Any amounts drawn on the Facility are payable no later than November 7, 2008.  On May 7, 2008, we borrowed CAD $302,000 ($302,000 USD equivalent) against the Facility in respect of a development payment due to the developer of the “Heroes Over Europe” video game.  On May 12, 2008, we borrowed CAD $448,000 ($444,410 USD equivalent) against the facility. The Facility bears interest at the rate of 10% per annum and is payable to Lender quarterly in arrears. Advances under the Facility may be pre-paid without penalty. The Facility carries a first priority security interest in all our present and future assets in addition to the securities in the capital of our three wholly owned subsidiaries. The Facility carries no financial or operating covenants.

The Facility contains customary terms and conditions for credit facilities of this type, including restrictions on our ability to incur or guaranty additional indebtedness, create liens, make loans or investments, sell assets, pay dividends or make distributions on, or repurchase, its stock.

The Facility also contains customary events of default, including for payment defaults, breaches of representations, breaches of affirmative or negative covenants, cross defaults to other material indebtedness, and bankruptcy.

If a default occurs and is not cured within any applicable cure period or is not waived, the Lender may accelerate our obligations under the Facility.

Concurrent with the closing of the Facility, we entered into a Subordination and Postponement Agreement with Tiger Paw Capital Corporation, a corporation owned and operated by Mr. Kenny Cheung, a member of our Board Of Directors (“Tiger Paw”). Under this agreement, Tiger Paw agreed to subordinate and postpone to Lender $750,000 Canadian dollars of its $1,000,000 US dollar first priority security interest in all our present and future assets under its Revolving Line Of Credit Agreement entered into on February 11, 2008 with us (the “Tiger Paw Credit Agreement”). Tiger Paw has also agreed, pursuant to a Forbearance Agreement with the Company entered into on May 7, 2008, not to exercise any demand or enforcement rights under the Tiger Paw Credit Agreement or the promissory note issued by the Company in connection with the Tiger Paw Credit Agreement until November 7, 2008.