Form 10-Q
period 2008-06-30
Red Mile Entertainment Inc
filed 2008-08-14
CIK 1309053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From       __________               To       ______________________

Commission File Number: 000-51055

RED MILE ENTERTAINMENT, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-4441647
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

223 San Anselmo Way #3	94043
San Anselmo, CA 94960	(Zip Code)

415-339-4240
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                                                                                                Accelerated filer  ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding on August 13, 2008
Common Stock, $0.01 par value per share	15,977,941 shares

Transitional Small Business Disclosure Format (check one) Yes ☐ No [ X ]

 Part I. FINANCIAL INFORMATION

 ITEM 1. Financial Statements

RED MILE ENTERTAINMENT, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
	June 30, 2008	March 31, 2008
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$1,636,081	$335,147
Accounts receivable, net of reserves of $837,057 and $845,359	109,921	68,913
Inventory, net	23,089	31,406
Prepaid expenses and other assets	40,519	34,027
Software development costs and advanced royalties	7,603,788	5,942,921
Total current assets	9,413,398	6,412,414
Property and equipment, net	91,868	128,234
Other assets	5,699	9,755
Total assets	$9,510,965	$6,550,403

Liabilities, and stockholders’ deficit
Current liabilities:
Accounts payable	$2,191,273	$1,280,516
Revolving line of credit	500,000	500,000
Secured credit loan	742,440	-
Accrued liabilities	1,237,105	1,211,934
Deferred revenue	2,270,446	40,892
Other current liabilities	57,600	48,000
Total current liabilities	6,998,864	3,081,342

Stockholders’ Equity:

Common stock, $0.01 par value, authorized 100,000,000 shares; 15,977,941 and 15,977,941 shares outstanding, respectively	159,779	159,779
Additional paid-in capital	36,288,339	36,235,106
Accumulated other comprehensive income	2,933	3,515
Accumulated deficit	(33,938,950)	(32,929,339)
Total stockholders’ equity	2,512,101	3,469,061

Total liabilities and stockholders’ equity	$9,510,965	$6,550,403

The accompanying notes are an integral part of these unaudited condensed financial statements.

RED MILE ENTERTAINMENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,
	2008	2007

Revenues, net	$37,087	$274,422

Cost of sales	49,362	252,508

Gross margin	(12,275)	21,914

Operating expenses
Research and development costs	268,721	154,027
General and administrative costs	643,294	898,066
Sales, marketing and business development costs	51,753	235,431
Total operating expenses	963,768	1,287,524

Net loss before other income (expense) and provision for income taxes	(976,043)	(1,265,610)
Interest income (expense), net	(27,138)	(111,234)
Other income (expense), net	(5,630)	-
Net loss before income tax expense	(1,008,811)	(1,376,844)
Income tax expense	(800)	-
Net loss	$(1,009,611)	$(1,376,844)
Net loss per common share, basic and diluted	$(0.06)	$(0.14)
Shares used in computing basic and diluted loss per share	15,977,941	9,661,740

The accompanying notes are an integral part of these unaudited condensed financial statements.

 RED MILE ENTERTAINMENT INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(1,009,611)	$(1,376,844)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	39,623	46,200
Amortization of software development costs	36,373	74,017
Amortization of debt costs	4,056	76,307
Amortization of intangibles	-	10,761
Loss on disposal of assets	-	1,970
Impairment of inventory	2,630	12,836
Impairment of software development and licensing costs	4,752	14,772
Stock based compensation	53,233	117,751
Revaluation of liquidated damage charges	9,600	-
Foreign currency transaction gain	(3,970)	-
Reserve for price protection and bad debt expense	(5,616)	(27,597)
Changes in current assets and liabilities
Accounts receivable	(35,392)	(139,594)
Inventory	5,687	14,393
Prepaid expenses and other current assets	(6,492)	(120,746)
Software development costs and advanced royalties	(1,701,992)	(1,229,743)
Other assets	-	-
Accounts payable	910,757	(91,058)
Accrued liabilities	25,171	352,384
Deferred revenue	2,229,554	248,018
Net cash provided by (used in) operating activities	558,363	(2,016,173)

Cash flows from investing activities:
Acquisition of property and equipment	(3,257)	(4,182)
Cash paid for other investment	-	(47,366)
Net Cash flows used in investing activities	(3,257)	(51,548)

Cash flows from financing activities:
Proceeds from issuance of debt	746,410	2,400,000
Net cash provided by financing activities	746,410	2,400,000
Effect of exchange rate changes on cash	(582)	635
Net increase (decrease) in cash	1,300,934	332,914

Cash and cash equivalents, beginning of period	335,147	1,912,992
Cash and cash equivalents, ending of period	$1,636,081	$2,245,906

Supplemental Disclosure of Non-Cash Financing Transactions
Agent commissions accrued on issuance of convertible promissory notes		$123,000
Accrued interest on revolving line of credit	$13,750	-
Accrued interest on secured credit facility	$10,722	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

RED MILE ENTERTAINMENT, INC.
Notes to Condensed Consolidated Financial Statements
 (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. They should be read in conjunction with the financial statements and related notes to the financial statements of Red Mile Entertainment, Inc. (“Red Mile” or the “Company”) for the years ended March 31, 2008 and 2007 appearing in the Company’s Form 10-KSB. The June 30, 2008 unaudited interim consolidated financial statements on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in the annual financial statements on Form 10-K have been condensed or omitted pursuant to those rules and regulations, although the Company’s management believes the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the result of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

NOTE 2 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business — The Company was incorporated in Delaware in August of 2004. The Company is a developer and publisher of interactive entertainment software across multiple hardware platforms, with a focus on creating or licensing intellectual properties.  The Company sells its games directly to distributors, retailers, and video rental companies in North America. In Europe and Australia, the Company either sells its games directly to distributors or licenses its games with major international game co-publishers in exchange for payment to the Company of either development fees or guaranteed minimum payments. The guaranteed minimum payments are recoupable by the distributor or co-publisher against amounts owed computed under the various agreements. Once the distributor or co-publisher recoups the guaranteed minimum payments, the Company is entitled to additional payments as computed under the agreements. The Company operates in one business segment, interactive software publishing.

Going Concern — The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses since inception of $33,938,950 at June 30, 2008, and has predominantly incurred negative cash flows from operations.

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

(2)	The company plans to renegotiate both the amount and timing for payment of many of its current payables and accrued obligations.

Notwithstanding this strategic financing plan, however, there can be no guarantee or assurance that the Company will be successful in its ability to sustain a profitable level of operations or to continue to raise capital at favorable rates, or at all. The accompanying condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Concentration of Credit Risk — Financial instruments which potentially subject us to concentration of credit risk consist of temporary cash investments and accounts receivable. During the periods ended June 30, 2008 and March 31, 2008, we had deposits in excess of the Federal Deposit Insurance Corporation (“FDIC”) limit at one U.S. based financial institution .

At June 30, 2008 and March 31, 2008, Red Mile had uninsured bank balances and certificates of deposit totaling approximately $1,533,831 and $221,690, respectively.

Receivable Allowances – Receivables are stated net of allowances for price protection, returns, discounts, doubtful accounts, and allowances for value added services by retailers.

We may grant price protection to, and sometimes allow product returns from our customers and customers of our distributors under certain conditions.  Therefore, we record a reserve for potential price protection and returns at each balance sheet date.  The provision related to this allowance is reported in net revenues.  Price protection means credits relating to retail price markdowns on our products previously sold by us to customers or customers of our distributors.  We base these allowances on expected trends and estimates of future retail sell through of our games.  Actual price protection and product returns may materially differ from our estimates as our products are subject to changes in consumer preferences, technological obsolescence due to new platforms or competing products.  At June 30, 2008 and March 31, 2008, Red Mile had price protection and returns reserves of $262,664 and $271,269 respectively. Changes in these factors could change our judgments and estimates and result in variances in the amount of reserve required.  If customers request price protection in amounts exceeding the rate expected and if management agrees to grant it, then we may incur additional charges against our net revenues, but we are not required to grant price protection to retailers who purchase our products from distributors and the decision to grant price protection is discretionary. At June 30, 2008 and March 31, 2008, Red Mile had allowance reserves for doubtful accounts of $574,393 and $574,090, respectively. We may also incur cooperative marketing costs for our products owed to our customers, or to customers of our distributors. These costs are deducted from accounts receivable due to us from our customers. At June 30, 2008 and March 31, 2008, Red Mile had cooperative marketing deductions of $0 and $9,000, respectively, recorded as deductions from accounts receivable. All receivables are pledged as collateral for our secured credit loan with Silverbirch Inc. and our revolving line of credit agreement with Tiger Paw Capital Corporation.

Inventories — Inventories consist of materials (including manufacturing royalties paid to console manufacturers), labor charges from third parties, and freight-in. Inventories are stated at the lower of cost or market, using the first-in, first-out method.  The Company performs periodic assessments to determine the existence of obsolete, slow moving and non-saleable inventories, and records necessary provisions to reduce such inventories to net realizable value.  All inventories are produced by third party manufacturers, and substantially all inventories are located at third party warehouses on consignment. All inventories are pledged as collateral for our secured credit loan with Silverbirch Inc. and our revolving line of credit agreement with Tiger Paw Capital Corporation.

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

Property and Equipment — Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful life of the respective assets ranging from one to three years. Salvage values of these assets are not considered material. Repairs and maintenance costs that do not increase the useful lives and/or enhance the value of the assets are charged to operations as incurred. All property and equipment are pledged as collateral for our secured credit loan with Silverbirch Inc. and our revolving line of credit agreement with Tiger Paw Capital Corporation.

Revenue Recognition  —   Our revenue recognition policies are in accordance with the American Institute Of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2 “Software Revenue Recognition” as amended by SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions”.  SOP 81-1 “Accounting for Performance of Construction Type and Certain Production-Type Contracts”.  Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements”, as revised by SAB No. 104, “Revenue Recognition”,  Emerging Issues Task Force (“EITF”) 01-09 “Accounting for  Consideration Given by a Vendor to a Customer”, and FASB Interpretation No. 39 “Offsetting of amounts related to certain contracts an interpretation of APB No. 10 and Financial Accounting Standards Board (“FASB”) Statement No. 105, and  EITF 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement”.

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

Red Mile may be required to levy European Value Added Tax (“VAT”) and Australian Goods and Services Tax (“GST”) on shipments of our products within the EU member countries, and Australia, respectively. Pursuant to EITF 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement”, Red Mile will include the taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction on a gross basis (included in revenues and costs).

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

 Prior to the adoption of SFAS 123(R), we applied SFAS 123, amended by SFAS 148, “Accounting for Stock-Based Compensation, Transition and Disclosure ” (“SFAS 148”), which allowed companies to apply the existing accounting rules under Accounting Principles Board No. 25, “accounting for Stock Issued to Employees  ,” (APB 25) and related Interpretations. In general, as the exercise price of options granted under these plans was equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation cost was recognized in our statements of operations for periods prior to the adoption of SFAS 123(R). As required by SFAS 148, prior to the adoption of SFAS 123(R), we disclosed reported net loss which included stock-based compensation expense of $0, calculated in accordance with APB 25, and then pro forma net loss as if the fair-value-based compensation expense calculated in accordance with SFAS 123 using the minimum value method had been recorded in the financial statements.

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

The following table summarizes the weighted average shares outstanding for the three months ending June 30, 2008 and 2007:

	Three Months Ended June 30,
	2008	2007
Basic weighted average shares outstanding	15,977,941	9,661,740
Total stock options outstanding	1,264,340	1,988,745
Less: anti-dilutive stock options due to loss	(1,264,340)	(1,988,745)
Total senior secured convertible debentures outstanding	-	1,570,286
Less: senior secured convertible debentures outstanding due to loss	-	(1,570,286)
Total warrants outstanding	1,934,707	2,794,176
Less: anti-dilutive warrants due to loss	(1,934,707)	(2,794,176)
Total convertible promissory notes outstanding	-	960,000
Less: anti-dilutive convertible promissory notes outstanding	-	(960,000)
Diluted weighted average shares outstanding	15,977,941	9,661,740

NOTE 3 — ACCRUED LIABILITIES

	June 30, 2008	March 31, 2008
Accrued royalties payable	$613,658	$679,469
Accrued bonuses	—	67,900
Accrued milestone payments to developers or other development costs	330,000	186,389
Accrued paid time off	21,255	24,500
Accrued professional fees	158,750	148,369
Accrued commissions	96,811	96,865
Other	16,631	8,442

Total	$1,237,105	$1,211,934

NOTE 4 — DEFERRED REVENUE

	June 30, 2008	March 31, 2008
Heroes Over Europe	2,250,000	—
Lucinda Green’s Equestrian Challenge	$20,446	$40,892

Total	$2,270,446	$40,892

NOTE 5 — OTHER CURRENT LIABILITIES

	June 30, 2008	March 31, 2008
Contingent Registration Payment Liability	57,600	48,000
Total	$57,600	$48,000

On July 18, 2007, holders of the Company’s convertible promissory  notes converted their notes into shares of common stock of the Company. In connection with the conversion, holders of the notes received 0.2 warrants with a strike price of $0 per share for every common share they received. These warrants contained a provision for automatic cancellation of the warrants if the Company would be able to realize a liquidity event in Canada on or before March 18, 2008. The Company was unable to realize a liquidity event by the aforementioned date. Accordingly, in accordance with FASB Staff Position EITF 19-2, “Accounting For Registration Payments Arrangements and Financial Instruments Subject To Such Arrangements”, the Company recorded a contingent liability representing the value of 192,000 shares of common stock of the Company that the Company would be required to deliver after March 18, 2008 upon exercise of the warrants.

NOTE 6 — COMMITMENTS

Developer and intellectual property contracts - In the normal course of business, we enter into contractual arrangements with third-parties for the development of products, as well as for the license rights to intellectual property and or for the license rights to underlying game engines. Under these agreements, we commit to provide specified payments to a developer, or intellectual property holder, based upon contractual arrangements.  For our development agreements, we will often renegotiate development fees if the costs to complete the product has differed from what was contractually agreed to. In these cases, we may increase the amounts of payments made to developers before a new contractual agreement is reached. Typically, the payments to third-party developers are conditioned upon the achievement by the developers of contractually specified development milestones. These payments to third-party developers and intellectual property holders may be deemed to be advances and are recoupable against future royalties earned by the developer or intellectual property holder based on the sale of the related game. Assuming all contractual provisions are met, the total future minimum commitments for development contracts, intellectual property holders, and licensors of underlying game engines in place as of June 30, 2008 are approximately $10,492,375 which is scheduled to be paid as follows:

Year ended March 31,
2009	$4,599,875
2010	$1,180,000
2011	$4,712,500
Total	$10,492,375

Lease Commitments

In March 2008, we moved our corporate offices from Sausalito to San Anselmo, California. Our corporate offices are in leased space in San Anselmo, California of approximately 1,300 square feet at $2.03 per square foot per month. We believe that if we lost this lease, we could promptly relocate within ten miles on similar terms. Rent expense for the three months ended June 30, 2008 and 2007 was $5,284 and $18,720, respectively.

Approximate future minimum lease payments under non-cancelable office and equipment lease agreements are as follows:

Year ended March 31
2009	$23,776
2010	32,631
2011	33,588
Total	$89,995

NOTE 7 — STOCK OPTIONS AND STOCK COMPENSATION

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Period Ended June 30, 2008
Expected life (in years)	4.2 – 6.5
Risk free rate of return	4.0% - 5.13%
Volatility	50% - 80%
Dividend yield	-
Forfeiture rate	9% - 15%

The following table sets forth the total stock-based compensation expense for the three months ended June 30, 2008 and June 30, 2007.  All research and development costs, and sales, marketing, and business development costs in this table are related to employees. General and administrative costs are broken out between those related to consultants and those related to employees.

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007
Research and development costs	$—	$5,597
Sales, marketing, and business development costs	—	7,284
General and administrative costs—consultants	3,355	—
General and administrative costs—employees	49,878	104,870
Stock-based compensation before income taxes	53,233	117,751
Income tax benefit	-	-
Total stock-based employee compensation expense after income taxes	$53,233	$117,751

During the three months ended June 30, 2008, no stock options were granted.

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

Under the Amended Plan, options for 2,500,000 shares of common stock are reserved for issuance.  At June 30, 2008, 1,268,992 options are available for grant.  Options have been issued with exercise prices of between $0.66 and $4.00 per share as follows:

Option activity under the Amended Plan is as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at March 31, 2006	940,966	$0.75		$-
Granted	1,124,167	3.75
Exercised	-	-
Forfeited or expired	(76,388)	2,73	-	-
Outstanding at March 31, 2007	1,988,745	$2.28	9.71	$3,420,166
Exercisable at March 31, 2007	607,000	$0.83	8.65	$1,926,537
Granted	45,000	2.35
Exercised	(143,068)	0.71
Forfeited or expired	(114,670)	$0.88	-	-
Outstanding at March 31, 2008	1,776,007	$2.59	8.44	$-
Exercisable at March 31, 2008	676,007	$1.35	7.86	$-
Granted	-	-	-
Exercised	-	-	-
Forfeited or expired	(544,999)	$3.74	-
Outstanding at June 30, 2008	1,231,008	$2.15	8.02	-
Exercisable at June 30, 2008	868,784	$1.35	7.70	-

Options Outstanding				Options Exercisable

	Number	Weighted Avg.	Weighted Avg.	Number	Weighted Avg.
Range of Exercise Prices	Outstanding	Remaining Life	Exercise Price	Exercisable	Exercise Price
$0.66 - $1.49	656,840	8.69	$ 0.71	656,840	$ 0.71
$1.50 - $2.37	93,334	8.03	$ 2.05	63,333	$ 1.91
$2.38 - $4.00	480,834	8.75	$ 3.96	148,611	$ 3.91
	1,231,008			868,784

In the case where shares have been granted to third parties, the fair value of such shares is recognized as an expense in the period issued using the Black-Scholes option pricing model.

In the case of shares granted to employees, the fair value of such shares is recognized as an expense over the service period.  As of June 30, 2008, the fair value of options issued by the Company was $2,626,385 of which $1,389,891 has been forfeited. Expense recognized for the three months ending June 30, 2008 was $53,233.  The unamortized cost remaining at June 30, 2008 was $600,543 with a weighted average expected term for recognition of 3.75 years. At the time of grant, the estimated fair values per option were from $0.33 to $2.94.

NOTE 8 — COMMON STOCK

In March and May 2006, the Company issued 845,333 investment units outside the U.S. to thirty two non U.S. investors for $3,170,000. A unit consisted of one share of Series B Convertible Preferred stock and a warrant to purchase an additional share of Series B Convertible Preferred stock before May 1, 2008 for $4.50 per share. These shares of Series B Convertible Preferred stock converted to the same number of shares of the Company’s common stock in December, 2006.

In addition, from March through May 2006, nine US investors purchased 100,000 investment units for a total of $375,000. A unit consisted of one share of Series C Convertible Preferred stock and a warrant to purchase an additional share of Series C Convertible Preferred stock before May 1, 2008 for $4.50 per share. These shares of Series C Convertible Preferred stock converted to the same number of shares of the Company’s common stock in December, 2006.

In October and November 2006, the Company issued an aggregate of $8,224,000 in senior secured convertible debentures to 81 debenture holders.

On July 18, 2007, holders of more than 66 2/3% of the $8,244,000 principal amount of senior secured convertible debentures and $155,281 in accrued interest on the debentures, after a proposal brought forth by the Company, voted by way of extraordinary resolution to cancel such debentures and convert the principal and accrued interest amounts of their debentures into shares of the Company’s common stock at $2.50 per share, thereby resulting in the conversion of the full principal and interest amounts associated with such debentures into 3,359,713 shares of the Company’s common stock.  With the conversion, the Company recorded a non-cash debt inducement conversion charge of $4,318,286.

In January 2007, the Company acquired all of the assets of Roveractive, Inc., a worldwide distributor and publisher of downloadable PC and PDA-based casual games, in exchange for 33,333 shares of the Company’s common stock.

On June 25 through June 27, 2007, the Company issued an aggregate of $2,050,000 of Convertible Promissory Notes to a total of 19 note holders. In addition, on June 25, 2007, the Company issued a $350,000 Convertible Promissory Note to one note holder. These notes automatically converted into 960,000 Units of the company in July 2007, with one unit consisting of one share of the Company’s common stock, and 0.2 of one warrant with an exercise price of $2.75 per share.

On July 18, 2007, the Company issued 1,872,600 units at $2.50 per Unit with each Unit consisting of one share of common stock and 0.2 of one warrant  to a total of 69 investors for an aggregate amount of $4,681,501.

NOTE 9 — WARRANTS

The following table lists the total number of warrants outstanding as of June 30, 2008.

Expiring	Strike Price	Number of Common shares
December 31, 2008	5.25	681,779
January 18, 2009 (a) July 17, 2009 July 18, 2009	(a) 2.75 3.00	566,520 480,000 215,408
Total		1,943,707

(a) The warrants expire the earlier of a liquidity transaction or January 18, 2009.  The warrants entitle the holder to acquire common stock for       no consideration.

NOTE 10 — CONCENTRATIONS

Customer base

 Our customer base includes distributors, co-publishers, and retailers of video games in the United States, Europe, and Australia. We review the credit-worthiness of our customers on an ongoing basis, and believe that we need an allowance for potential credit losses at June 30, 2008 of $574,393 compared to $574,090 at March 31, 2008. Also netted against accounts receivable are returns and price protection reserves on existing receivables of $262,664 at June 30, 2008 and $271,269 at March 31, 2008. The receivables recorded from our customers are net of their reserves for uncollectible accounts, returns and price protection reserves from their customers. Account balances are charged off against the allowance when the Company believes it is probable that accounts receivable will not be recovered.

One customer, Empire Interactive, accounted for 55.1% of consolidated revenues in the quarter ended June 30, 2008.  We expect one major co-publishing partner to account for substantially all of our consolidated revenue in Fiscal 2009.  At June 30, 2008 and March 31, 2008, our accounts receivable were an immaterial balance.

Operations by Geographic Area

Our products are sold in North America, Europe, Australia, and Asia through third-party licensing arrangements, through distributors, and through retailers.

The following table displays consolidated net revenue by location in our first quarter of fiscal 2009:

Location	Revenue
North America	$13,843
Europe	23,244
$37,087

Location of assets

Our tangible assets, excluding inventory, are located at our corporate offices in San Anselmo, California and on loan to a third party developer in Melbourne, Australia. Inventory is located at a select few third party warehouse facilities.

NOTE 11 – REVOLVING LINE OF CREDIT

On February 11, 2008, we entered into an uncommitted revolving line of credit agreement with Tiger Paw Capital Corporation, a corporation owned and operated by Mr. Kenny Cheung, a member of the Company’s Board Of Directors in the amount of $1,000,000 ("The Line"). The Line is available for working capital requirements. Any amounts drawn on the Line are payable on demand but in no event later than 90 days from the date each respective draw is made. The Line is an uncommitted obligation where Lender may decline to make advances under the Line, or terminate the Line, at any time and for any reason without prior notice to the Company.  The Line bears interest at the rate of 10% per annum and is payable to Lender on demand. Advances under the Line may be pre-paid without penalty. The line has a subordinated security interest to all present and future assets of the Company and carries no financial or operating covenants. As of June 30, 2008, we have drawn $500,000 on the Line.

On May 7, 2008, we entered into a Forbearance Agreement with Tiger Paw Capital Corporation whereby Tiger Paw agreed not to exercise any demand or enforcement rights under the Line until November 7, 2008.

NOTE 12 – SECURED CREDIT LOAN

On May 7, 2008, we entered into a secured credit agreement with Silverbirch Inc, a Canadian publicly traded corporation in the amount of $750,000 Canadian Dollars ($746,410 USD equivalent) ("The Facility"). The Facility is available for development and production of our “Heroes Over Europe” video game and general and administrative purposes. Any amounts drawn on the Facility are payable no later than November 7, 2008.  On May 7, 2008, we borrowed CAD $302,000 ($302,000 USD equivalent) against the Facility in respect of a development payment due to the developer of the “Heroes Over Europe” video game.  On May 12, 2008, we borrowed CAD $448,000 ($444,410 USD equivalent) against the facility. The Facility bears interest at the rate of 10% per annum and is payable to Lender quarterly in arrears. Advances under the Facility may be pre-paid without penalty. The Facility carries a first priority security interest in all our present and future assets in addition to the securities in the capital of our three wholly owned subsidiaries. The Facility contains customary terms and conditions for credit facilities of this type, including restrictions on the Company’s ability to incur or guaranty additional indebtedness, create liens, make loans or investments, sell assets, pay dividends or make distributions on, or repurchase, its stock.

NOTE 13 — NEW ACCOUNTING PRONOUNCEMENT

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

SFAS 159

On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). Under this Standard, we may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS No. 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of SFAS No. 133 hedge accounting are not met. SFAS No. 159 is effective for years beginning after November 15, 2007 and it has not had a material impact on our consolidated financial statements.

FIN 48

Effective April 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 , or FIN 48. FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain income tax positions recognized in the financial statements in accordance with SFAS No. 109. Income tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods.

Upon review and analysis by the Company, we have concluded that no FIN 48 effects are present as of March 31, 2008 and our tax position has not materially changed since March 31, 2008.  For the year ended March 31, 2008, we did not identify and record any liabilities related to unrecognized income tax benefits.  The adoption of FIN 48 did not have a material impact our financial statements.

We recognize interest and penalties related to uncertain income tax positions in income tax expense. No interest and penalties related to uncertain income tax positions have been accrued.  Income tax returns for the fiscal tax year ended March 31, 2005 to the present are subject to examination by major tax jurisdictions.

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

SFAS 161

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities -an amendment of SFAS 133 or SFAS 161. SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires: (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. This standard shall be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and early application is encouraged. We are in the process of evaluating the new disclosure requirements under SFAS 161 and do not expect the adoption to have a material impact on our consolidated financial statements.

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

RED MILE ENTERTAINMENT, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

FORWARD-LOOKING STATEMENTS

Most of the matters discussed within this Form 10-Q include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In some cases you can identify forward-looking statements by terminology such as "may," "should," "potential," "continue," "expects," "anticipates," "intends," "plans," "believes," "estimates," and similar expressions. These statements are based on our current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties, many of which are set forth in this Form 10-Q. Actual results and events may vary significantly from those discussed in the forward-looking statements.

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

These forward-looking statements are made as of the date of this Form 10-Q, and we assume no obligation to explain the reason why actual results may differ. In light of these assumptions, risks, and uncertainties, the forward-looking events discussed in this Form 10-Q might not occur.

Liquidity and Capital resources

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

The Facility carries a first priority security interest in all of our present and future assets in addition to the securities in the capital of our three wholly owned subsidiaries. The Facility contains customary terms and conditions for credit facilities of this type, including restrictions on the Company’s ability to incur or guaranty additional indebtedness, create liens, make loans or investments, sell assets, pay dividends or make distributions on, or repurchase, its stock.

We currently need to raise additional capital in order to continue operating our business. We believe our current cash on hand of approximately $1,310,000, plus our expected cash received from co-publishing advances will allow us to continue our business operations until the end of Fiscal 2009.

During the quarter end June 30, 2008, we signed a  publishing agreement with Atari for our Heroes Over Europe titles under development. Our agreement with Atari provides us with minimum guaranteed payments from Atari in addition to back end royalty payments. In the event that we are not successful in receiving co-publishing advances from our Heroes Over Europe game, we will be unable to continue operations.

We anticipate needing an additional $10,000,000 to finance our planned operations over the next 24 to 36 months. We will be unable to complete development of Heroes Over Europe and Sin City: The Game (working title), or publish any other additional games if we are unable to receive co-publishing advances or raise additional capital.

RED MILE ENTERTAINMENT, INC.
Results of Operations

The unaudited results of operations for the three months ending June 30, 2008 and  June 30, 2007 are as follows:

Summary of Unaudited Statements of Operations
Three Months Ended June 30, 2008 and 2007
Summary of Statements of Operations

	2008	2007	% Change
Revenue	$37,087	$274,422	(86)%
Cost of sales	49,362	252,508	(80)%
Gross margin	(12,275)	21,914
Operating expenses	963,768	1,287,524	(25)%
Net loss before interest and provision for income taxes	(976,043)	(1,265,610)
Interest income (expense), net	(27,138)	(111,234)
Other income (expense), net	(5,630)	---
Income tax expense	(800)	---
Net loss	(1,009,611)	(1,376,844)	(27)%
Net loss per common share - Basic and diluted	$(0.06)	$(.14)
Shares used in computing basic and diluted net loss per share (in 000’s)	15,977,941	9,661,740

Revenues

Revenues were $37,087 and $274,422 during the three months ended June 30, 2008 and 2007, respectively. The decrease is primarily due to decrease in sales of our 2WG and Rover games as those games reached the end of their product life cycles.

Our revenues are subject to material seasonal fluctuations. In particular, revenues in our third fiscal quarter will ordinarily be significantly higher than other fiscal quarters. Revenues recorded in our third fiscal quarter are not necessarily indicative of what our reported revenues will be for an entire fiscal year.

We currently have two games under development which we anticipate will be ready for shipment in fiscal years 2009 through 2011. We are developing “Heroes Over Europe”, a sequel to Heroes of the Pacific that is set in the European Theatre of World War II (for the next generation consoles and PC) that we expect to ship in fiscal 2009.  We are also developing Sin City: The Game (working title), and expect to ship this game in fiscal 2011.

We record revenues net of distribution fees.

Red Mile may be required to levy European Value Added Tax (“VAT”) and Australian Goods and Services Tax (“GST”) on shipments of  products within the EU member countries, and Australia, respectively. Pursuant to EITF 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement”, Red Mile includes the taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction on a gross basis (included in revenues and costs). For the three months ended June 30, 2008 and 2007, respectively, no taxes assessed by a governmental authority were included revenue and cost of sales.

Cost of sales

Cost of sales were approximately $49,362 and $252,508 during the three months ended June 30, 2008 and 2007, respectively.  The decrease in cost of sales as compared to the prior year is primarily the result of the decrease in sales of our 2WG and Rover games as those games reached the end of their product life cycles.

Cost of sales for the three months ended June 30, 2008 consisted of:

Amortization of capitalized software development costs, cost of inventory sold, manufacturing and distribution costs	$49,673
Royalties to third party game developers	(7,693)
Write down of inventory costs to net realizable value	2,630
Write down of software development costs and advanced royalties to net realizable value	4,752
Total	$49,362

Operating Expenses

Operating expenses for three months ended June 30, 2008 and 2007, respectively, were as follows:

	Three months ended June 30, 2008	Percent of total	Three months ended June 30, 2007	Percent Of total	Percent Increase
Research and development costs	$268,721	16.9%	$154,027	11.9%	74%
General and administrative costs	643,294	44.8%	898,066	69.8%	(31%)
Marketing, sales and business development costs	51,753	38.3%	235,431	18.3%	(78%)

Total operating expenses	$963,768	100.0%	$1,287,524	100.0%

Research and Development Costs

Our research and development (R&D) expenses consist of the following: (i) costs incurred at our third party developers for which the game has not yet reached technological feasibility as described in SFAS 86; and (ii) costs incurred in our internal development group which are not capitalized into our games under development. All direct game development during the year was performed by third party developers under development and royalty contracts. These external development costs are capitalized upon the Company determining that the game has passed the technological feasibility standard of FAS 86 and commencing upon product release, capitalized software development costs are amortized to cost of sales using the greater of the ratio of actual cumulative revenues during the quarter to the total of actual cumulative revenues during the quarter plus projected future revenues for each game or straight-line over the estimated remaining life of the product.

Certain internal costs are capitalized as part of the development costs of a game. During the three months ended June 30, 2008, approximately $42,900 of internal costs were capitalized and approximately $210,000 of external costs were expensed as incurred as costs prior to the related game reaching technological feasibility.

Research and development expenses were approximately $268,721 and $154,027 during the three months ended June 30, 2008 and 2007, respectively, an increase of approximately 74%.  Virtually all of the costs for R&D during the three months ended June 30, 2008, related to costs incurred in the development of Sin City: the Game.

In general, a product goes through multiple levels of design, production, approvals and authorizations before it may be shipped.

These approvals and authorizations include concept approvals from the platform licensors of the game concept and product content, approvals from the licensor of the intellectual property of the game design and game play, and approvals from the platform licensors that the game is free of all material bugs and defects. In addition, all games sold in North America are required to be rated by the Entertainment Software Rating Board (ESRB) and equivalent regulatory bodies in Europe for their content.

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

On May 18, 2007, we entered into a multi-year world-wide license agreement with Frank Miller, Inc., a New York Corporation (“FMI”). This license grants us the exclusive rights for the development, manufacturing, and publishing of games on multiple platforms based on all current and future Sin City comic books and collections, Sin City graphic novels, and other Sin City books owned or controlled by FMI, including all Sin City storylines of those comic books and graphic novels.

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

We expect research and development costs to increase during the remainder of fiscal 2009 reflecting increased development activity for Sin City.

General and Administrative Costs

General and administrative costs were approximately $623,294 and $898,066 in the three months ended June 30, 2008 and 2007, respectively, a decrease of 31%. General and administrative (G&A) costs are comprised primarily of the costs of stock options issued to employees and consultants, employee salaries and benefits, professional fees (legal, accounting, investor relations, and consulting), facilities expenses, amortization and depreciation expenses, insurance costs, and travel. General and administrative costs primarily decreased due to a reduction in the number of employees following  the company’s restructuring in March 2008.

Sales, Marketing and Business Development Costs

Sales, marketing and business development costs were approximately $51,753 and $235,431 during the three months ended June 30, 2008 and 2007, respectively, a decrease of 78%. Sales, marketing, and business development costs consist primarily of employee salaries, stock option expenses, employee benefits, consulting costs, public relations costs, promotional costs, marketing research, sales commissions, and sales support materials costs.  Sales, marketing, and business development costs decreased year over year primarily due to the Company no longer incurring marketing or promotional costs for Jackass: The Game and reduced headcount costs related to the Company’s restructuring that took place in March 2008.

Interest Income (Expense), net

Interest income (expense), net were approximately ($27,000) and ($111,000) for the three months ended June 30, 2008 and 2007, respectively. The decrease primarily reflects lower interest charges due to the conversion of the senior secured convertible debentures in July 2007 into shares of the Company’s common stock, partially offset by interest charges on the revolving line of credit with Tiger Paw Capital Corporation and the secured credit loan with Silverbirch Inc.

Other Expense

Other expense for the three months ended June 30, 2008 relate primarily to the foreign currency revaluation of the Canadian dollar secured credit loan from Silverbirch Inc and the revaluation of the contingent consideration liability.

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

In cases where the contract with the co-publisher(s) is a development contract, revenue is recognized once the product is completed and accepted by the co-publisher(s). This acceptance by the co-publisher(s) is typically concurrent with approval from the third party hardware manufacturer for those products where approval is required from the third-party hardware manufacturer.

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

We may be required to levy European Value Added Tax (“VAT”) and Australian Goods and Services Tax (“GST”) on shipments of  products within the EU member countries, and Australia, respectively. Pursuant to EITF 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement”, we include the taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction on a gross basis (included in revenues and costs).

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 4T. CONTROLS AND PROCEDURES

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

The Company does not have independent board members nor therefore an independent audit committee. In addition, the lack of multiple employees results in the Company’s inability to have a sufficient segregation of duties within its accounting and financial activities. These absences constitute material weaknesses in the Company’s internal controls over financial reporting and corporate governance structure.

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

Management assessed the effectiveness of the company’s internal control over financial reporting as of June 30, 2008, and this assessment identified the following material weakness in the company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

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

We have never achieved positive cash flow from operations and there can be no assurance that we will do so in the future. We need additional financing or advances from co-publishing partners to fund our product development costs and our operating costs that we anticipate incurring over the next several quarters. Our current cash on hand together with our expected advances from co-publishing partners and expected draws on our revolving line of credit will enable us to continue operating until the end of our 2009 fiscal year. We anticipate needing an additional $10,000,000 to bring our existing products under development to market and finance our day to day operations.  If we are unable to make draws on our revolving line of credit, receive advances from co-publishing partners, or raise additional capital, we will be unable to continue our business operations and investors may not receive any portion of their investment back.

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

During the quarter ended June 30, 2008 and year ended March 31, 2008, we incurred negative gross margins of $12,275 and $2,379,902, respectively. Our ability to generate positive gross margins depends on many factors, including the market acceptance of our products, the selling prices of our products, our ability to control the costs of developing and manufacturing our products and the costs of royalties paid to licenses of any IPs we have licensed. There can be no assurance that we will begin generating or be able to sustain positive gross margins.

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

We are currently dependent on one customer, Atari, for the majority of our future revenue which relates to co-publishing revenue of our Heroes Over Europe title currently under development. During the quarter ended June 30, 2008, Empire Interactive accounted for the majority of our revenue. Our accounts receivable balances at June 30, 2008, were an immaterial balance. If major customers were to decrease their purchase volume or discontinue their relationship with us, our revenue would decrease significantly unless we were able to find new customers or co-publishing partners to replace the lost volume. There can be no assurance that such new customers or co-publishing partners could be found, or if found, that they would purchase the same quantity as the current customers.

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

Nintendo Wii and DS	Expires June 12, 2010.
PC	There are no platform licenses required for the PCs.

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

We incur  increased costs as a result of being a public company, which could adversely affect our operating results.

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

Effect of Recent Accounting Pronouncements

EITF 06-03

In June 2006, the EITF reached a consensus on Issue No. 06-03 (“EITF 06-03”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The provisions of EITF 06-03 became effective as of December 31, 2006. We believe EITF 06-03 will have a material impact on our financial statements in the future.

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

FIN 48

Effective April 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 , or FIN 48. FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain income tax positions recognized in the financial statements in accordance with SFAS No. 109. Income tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods.

Upon review and analysis by the Company, we have concluded that no FIN 48 effects are present as of March 31, 2008 and our tax position has not materially changed since March 31, 2008.  For the year ended March 31, 2008, we did not identify and record any liabilities related to unrecognized income tax benefits.  We do not expect the adoption of FIN 48 to have a material impact our financial statements.

We recognize interest and penalties related to uncertain income tax positions in income tax expense. No interest and penalties related to uncertain income tax positions have been accrued.  Income tax returns for the fiscal tax year ended March 31, 2005 to the present are subject to examination by major tax jurisdictions.

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

SFAS 161

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities -an amendment of SFAS 133 or SFAS 161. SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires: (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. This standard shall be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and early application is encouraged. We are in the process of evaluating the new disclosure requirements under SFAS 161 and do not expect the adoption to have a material impact on our consolidated financial statements.

SFAS 162

 In May 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 162, "The Hierarchy of Generally Accepted Accounting Principles". This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with US GAAP for non-governmental entities. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, the meaning of "Present Fairly in Conformity with GAAP". We are in the process of evaluating the impact, if any, of SFAS 162 on its consolidated financial statements.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item. 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a) Exhibits:

10.1(1)	Credit Agreement
10.2(1)	General Security Agreement
10.3(1)	General Security Agreement
10.4(1)	Securities Pledge Agreement
10.5(1)	Subordination and Postponement Agreement
10.6(1)	Temporary Forbearance Agreement
10.7(2)	Publishing Agreement with Atari Interactive, Inc. dated June 20, 2008*
31.1	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Previously filed as an exhibit to the registrant’s current report on Form 8-K, filed on May 12, 2008 (Commission File No. 000-51055), and incorporated herein by reference.

(2) Portions of this Exhibit have been omitted and filed separately with the Commission pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RED MILE ENTERTAINMENT, INC.
(Registrant)
Date: August 14, 2008	By: /s/ Chester Aldridge
Chester Aldridge
Chief Executive Officer
(Principal Executive Officer and Principal Accounting Officer)