Form 10-Q
period 2008-09-30
Red Mile Entertainment Inc
filed 2008-11-14
CIK 1309053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From       __________               To       ______________________

Commission File Number: 000-51055

RED MILE ENTERTAINMENT, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-4441647
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

223 San Anselmo Way #3	94960
San Anselmo, CA 94960	(Zip Code)

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

Non-accelerated filer  ☐  (Do not check if a smaller reporting company) Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding on November 10, 2008
Common Stock, $0.01 par value per share	15,977,941 shares

Part I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

RED MILE ENTERTAINMENT, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
	September 30, 2008	March 31, 2008
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$159,826	$335,147
Accounts receivable, net of reserves of $799,081 and $854,359	941,036	68,913
Inventory, net	23,902	31,406
Prepaid expenses and other assets	25,594	34,027
Software development costs and advanced royalties	8,083,844	5,942,921
Total current assets	9,234,202	6,412,414
Property and equipment, net	58,637	128,234
Other assets	5,699	9,755
Total assets	$9,298,538	$6,550,403

Liabilities, and stockholders’ deficit
Current liabilities:
Accounts payable	$934,434	$1,280,516

Revolving line of credit…………………………………………………	500,000	500,000
Secured credit loan……………………………………………………...	722,700	-
Accrued liabilities	1,062,480	1,211,934
Deferred revenue……………………………………………………......	4,250,000	40,892
Other current liabilities………………………………………………….	9,619	48,000
Total current liabilities	7,479,233	3,081,342

Stockholders’ Equity:

Common stock, $0.01 par value, authorized 100,000,000 shares; 15,977,941 and 15,977,941 shares outstanding, respectively	159,779	159,779
Additional paid-in capital	36,342,160	36,235,106
Accumulated other comprehensive income	2,739	3,515
Accumulated deficit	(34,685,373)	(32,929,339)
Total stockholders’ equity …………………………………	1,819,305	3,469,061
Total liabilities and stockholders’ equity ………………….	$9,298,538	$6,550,403

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RED MILE ENTERTAINMENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended September 30,
	2008	2007

Revenues, net	$78,004	$3,158,893

Cost of sales	47,454	4,774,734

Gross margin	30,550	(1,615,841)

Operating expenses
Research and development costs	249,270	442,066
General and administrative costs	548,107	773,628
Sales, marketing and business development costs	11,649	1,686,863
Total operating expenses	809,026	2,902,557

Net loss before interest income (expense),other income (expense), and provision for income taxes	(778,476)	(4,518,398)
Debt conversion inducement costs	-	4,318,286
Beneficial debt conversion costs	-	662,902
Interest income (expense), net	(30,576)	22,174
Other income (expense), net	62,628	-
Net loss before income tax expense	(746,424)	(9,477,412)

Income tax expense	-	-

Net loss	$(746,424)	$(9,477,412)

Net loss per common share, basic and diluted	$(0.05)	$(0.65)
Shares used in computing basic and diluted loss per share	15,977,941	14,510,238

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RED MILE ENTERTAINMENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(Unaudited)

	Six months ended September 30,
	2008	2007

Revenues, net	$115,090	$3,433,315

Cost of sales	96,816	5,027,243

Gross margin	18,274	(1,593,928)

Operating expenses
Research and development costs	517,991	596,093
General and administrative costs	1,191,401	1,671,693
Sales, marketing and business development costs	63,401	1,922,294
Total operating expenses	1,772,793	4,190,080

Net loss before interest income (expense), other income (expense), and provision for income taxes	(1,754,519)	(5,784,008)
Debt conversion inducement costs	-	4,318,286
Beneficial debt conversion costs	-	662,902
Interest income (expense), net	(57,713)	(89,060)
Other income (expense), net	56,998	-
Net loss before income tax expense	(1,755,234)	(10,854,256
Income tax expense	800	-
Net loss	$(1,756,034)	$(10,854,256)
Net loss per common share, basic and diluted	$(0.11)	$(0.90)
Shares used in computing basic and diluted loss per share	15,977,941	12,099,236

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RED MILE ENTERTAINMENT INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(1,756,034)	$(10,854,256)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation …………………………………..	72,854	99,179
Amortization of software development costs	51,318	2,199,540
Amortization of debt costs	4,056	76,307
Amortization of intangibles `	-	21,521
Loss on disposal of assets……………………………	-	1,970
Impairment of inventory	2,046	13,083
Impairment of software development and licensing costs	11,377	1,608,542
Stock based compensation	107,054	238,875
Revaluation of liquidated damage charges	(38,381)	-
Foreign currency transaction gain	(18,515)	-
Reserve for price protection and bad debt expense	216,385	287,307
Beneficial debt conversion costs	-	662,902
Debt conversion inducement costs	-	4,318,286
Changes in current assets and liabilities
Accounts receivable	(1,093,601)	(1,621,214)
Inventory	5,458	(897,615)
Prepaid expenses and other current assets	8,433	271,474
Software development costs and advanced royalties	(2,203,618)	(3,044,982)
Accounts payable	(346,185)	323,500
Accrued liabilities	(149,454)	263,977
Deferred revenue	4,209,108	217,188
Net cash used in operating activities	(917,699)	(5,814,416)
Cash flows from investing activities:
Sales of marketable securities	-	-
Acquisition of property and equipment	(3,257)	(86,859)
Cash paid for other investment	-	(113,812)
Net Cash flows used in investing activities	(3,257)	(200,671)

Cash flows from financing activities:
Proceeds from sales of stock, net of costs	-	4,295,807
Proceeds from issuance of debt	746,410	2,277,000
Net cash provided by financing activities	746,410	6,572,807

Effect of exchange rate changes on cash	(775)	1,012
Net increase (decrease) in cash	(175,321)	558,732
Cash and cash equivalents, beginning of period	335,147	1,912,992
Cash and cash equivalents, ending of period	$159,826	$2,471,724

Supplemental Disclosure of Non-Cash Financing Transactions
Conversion of senior secured convertible debentures	$-	$8,244,000
Accrued interest on revolving line of credit	$26,111	$-
Accrued interest on secured credit facility	$18,216	$-
Accrued interest on senior secured convertible debentures	$-	$155,821
Debt issuance costs related to the issuance of the senior secured convertible debentures	$-	$528,240
Conversion of convertible promissory notes	$-	$2,400,000
Debt issuance costs	$5,000	$-
Relative fair value of warrants issued for conversion of promissory notes	$-	$662,902

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

RED MILE ENTERTAINMENT, INC.
Notes to Condensed Consolidated Financial Statements
 (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. They should be read in conjunction with the financial statements and related notes to the financial statements of Red Mile Entertainment, Inc. (“Red Mile” or the “Company”) for the years ended March 31, 2008 and 2007 appearing in the Company’s Form 10-KSB. The September 30, 2008 unaudited interim consolidated financial statements on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in the annual financial statements on Form 10-KSB have been condensed or omitted pursuant to those rules and regulations, although the Company’s management believes the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the result of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of  the results to be expected for the entire year.

NOTE 2 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business — The Company was incorporated in Delaware in August of 2004. The Company is a developer and publisher of interactive entertainment software across multiple hardware platforms, with a focus on creating or licensing intellectual properties.  The Company sells its games directly to distributors, retailers, and video rental companies in North America. In Europe and Australia, the Company either sells its games directly to distributors or licenses its games with major international game co-publishers in exchange for payment to the Company of either development fees or guaranteed minimum payments. The guaranteed minimum payments are recoupable by the distributor or co-publisher against amounts owed under the various agreements. Once the distributor or co-publisher recoups the guaranteed minimum payments, the Company is entitled to additional payments as computed under the agreements. The Company operates in one business segment, interactive software publishing.

Going Concern — The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses since inception of $34,685,373 at September 30, 2008, and has predominantly incurred negative cash flows from operations.

The Company has begun implementing a strategic plan that it believes is viable and will contribute to meeting the Company’s cash flow requirements. Management believes that this plan is reasonably capable of removing the threat to continuation of the business during the 12 month period following the most recent balance sheet presented. This strategic financing plan has the following components:

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

Notwithstanding this strategic financing plan, however, there can be no guarantee or assurance that the Company will be successful in its ability to sustain a profitable level of operations or to continue to raise capital at favorable rates, or at all. The accompanying condensed consolidated financial statements do not include any adjustments that might result from such failure to sustain profitability or raise capital.

Principles of Consolidation — The condensed consolidated financial statements of Red Mile include the accounts of the Company, and its wholly-owned subsidiaries, 2WG Media, Inc., Roveractive Ltd., and Red Mile Australia Pty Ltd. All inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include sales returns and allowances, price protection estimates, retail sell through estimates, provisions for doubtful accounts, accrued liabilities, estimates regarding the recoverability of advanced royalties, inventories, software development costs, long-lived assets, estimates of when a game in development has reached technological feasibility, and deferred tax assets. These estimates generally involve complex issues and require us to make judgments, involve analysis of historical and future trends, can require extended periods of time to resolve, and are subject to change from period to period. Actual results could differ materially from our estimates.

Concentration of Credit Risk — Financial instruments which potentially subject us to concentration of credit risk consist of temporary cash investments and accounts receivable. During the periods ended September 30, 2008 and March 31, 2008, we had deposits in excess of the Federal Deposit Insurance Corporation (“FDIC”) limit at one U.S. based financial institution.

At September 30, 2008 and March 31, 2008, Red Mile had uninsured bank balances and certificates of deposit totaling approximately $58,216 and $221,690, respectively.

Receivable Allowances – Receivables are stated net of allowances for price protection, returns, discounts, doubtful accounts, and allowances for value added services by retailers.

We may grant price protection to, and sometimes allow product returns from our customers and customers of our distributors under certain conditions.  Therefore, we record a reserve for potential price protection and returns at each balance sheet date.  The provision related to this allowance is reported in net revenues.  Price protection means credits relating to retail price markdowns on our products previously sold by us to customers or customers of our distributors.  We base these allowances on expected trends and estimates of future retail sell-through of our games.  Actual price protection and product returns may materially differ from our estimates as our products are subject to changes in consumer preferences, technological obsolescence due to new platforms or competing products.  At September 30, 2008 and March 31, 2008, Red Mile had price protection and returns reserves of $222,001 and $271,269, respectively. At September 30, 2008, the balance in price protection reserves was included in accounts payable. Changes in these factors could change our judgments and estimates and result in variances in the amount of reserve required.  If customers request price protection in amounts exceeding the rate expected and if management agrees to grant it, then we may incur additional charges against our net revenues, but we are not required to grant price protection to retailers who purchase our products from distributors and the decision to grant price protection is discretionary. At September 30, 2008 and March 31, 2008, Red Mile had allowance reserves for doubtful accounts of $577,080 and $574,090, respectively. We may also incur cooperative marketing costs for our products owed to our customers, or to customers of our distributors. These costs are deducted from accounts receivable due to us from our customers. At September 30, 2008 and March 31, 2008, Red Mile had cooperative marketing deductions of $0 and $9,000, respectively, recorded as deductions from accounts receivable. All receivables are pledged as collateral for our secured loan from SilverBirch Inc. and our revolving line of credit with Tiger Paw Capital Corporation.

Inventories — Inventories consist of materials (including manufacturing royalties paid to console manufacturers), labor charges from third parties, and freight-in. Inventories are stated at the lower of cost or market, using the first-in, first-out method.  The Company performs periodic assessments to determine the existence of obsolete, slow moving and non-saleable inventories, and records necessary provisions to reduce such inventories to net realizable value.  All inventories are produced by third party manufacturers, and substantially all inventories are located at third party warehouses on consignment. All inventories are pledged as collateral for our secured loan from SilverBirch Inc. and our revolving line of credit with Tiger Paw Capital Corporation.

Software Development Costs and Advanced Royalties — Software development costs and advanced royalties to developers include milestone payments or advances on milestone payments made to software developers and other third parties and direct labor costs.  Advanced royalties also include license payments made to licensors of intellectual property we license.

Software development costs and advanced royalty payments made to developers are accounted for in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.”

Software development costs and advanced royalty payments to developers are capitalized once technological feasibility of a product is established and such costs are determined to be recoverable. For products where proven technology exists, this may occur very early in the development cycle. Factors we consider in determining when technological feasibility has been established include (i) whether a proven technology exists; (ii) the quality and experience levels of the development studio developing the game; (iii) whether the game is a sequel to an already-completed game which has used the same or similar technology; and (iv) whether the game is being developed with a proven underlying game engine. Technological feasibility is evaluated on a product-by-product basis. Capitalized costs for those products that are cancelled or abandoned are charged immediately to cost of sales. The recoverability of capitalized software development costs and advanced royalty payments to developers are evaluated based on the expected performance of the specific products for which the costs relate.

Commencing upon a product’s release, capitalized software development costs and advanced royalty payments to developers are amortized to cost of sales using the greater of (i) the ratio of actual cumulative revenues during the quarter to the total of actual cumulative revenues during the quarter plus projected future revenues for each game, or (ii) on a straight-line basis over the remaining estimated life of the product.

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

Property and Equipment — Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful life of the respective assets ranging from one to three years. Salvage values of these assets are not considered material. Repairs and maintenance costs that do not increase the useful lives and/or enhance the value of the assets are charged to operations as incurred. All property and equipment are pledged as collateral for our secured loan from SilverBirch Inc. and our revolving line of credit agreement with Tiger Paw Capital Corporation.

Revenue Recognition  —   Our revenue recognition policies are in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, Software Revenue Recognition” as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.  SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts,  Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as revised by SAB No. 104, “Revenue Recognition”,  Emerging Issues Task Force (“EITF”) 01-09 Accounting for  Consideration Given by a Vendor to a Customer, and FASB Interpretation No. 39 Offsetting of Amounts Related to Certain Contracts an interpretation of APB Opinion No. 10 and Financial Accounting Standards Board (“FASB”) Statement No. 105, and  EITF 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.

We evaluate revenue recognition using the following basic criteria and recognize revenue when all four criteria are met:

(i) Evidence of an arrangement: Evidence of an arrangement with the customer that reflects the terms and conditions to deliver products must be present in order to recognize revenue.

(ii) Delivery: Delivery is considered to occur when the products are shipped and the risk of loss and reward has been transferred to the customer. At times for us, this occurs when the product has shipped to the retailer from the distributor that we sold to on consignment.

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

Red Mile may receive minimum guaranteed amounts or other up-front cash amounts from a co-publisher or distributor prior to delivery of the products. Pursuant to SOP 81-1, we use the completed contract method of accounting because these minimum guaranteed amounts usually do not become non-refundable until the co-publisher or distributor accepts the completed product. These receipts are credited to deferred revenue when received. We recognize revenues as the product is shipped and actual amounts are earned. In the case of distributors who hold our inventory on consignment, revenues are recognized once the product leaves the distributor warehouse.

Periodically, we review the deferred revenue balances and, when the product is no longer being actively sold by the co-publisher or distributor, or when our forecasts show that a portion of the revenue will not be earned out, this excess is taken into revenue.

Red Mile may be required to levy European Value Added Tax (“VAT”) and Australian Goods and Services Tax (“GST”) on shipments of our products within the EU member countries, and Australia, respectively. Pursuant to EITF 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement, Red Mile will include the taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction on a gross basis (included in revenues and costs).

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

Stock-Based Compensation Plans — On April 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) 123 (revised 2004), Share-Based Payment  (the “Statement or “SFAS 123(R)”), requiring us to recognize expense related to the fair value of our stock-based compensation awards. Prior to April 1, 2006, the Company used the minimum value method in estimating the value of employee option grants as allowed by SFAS 123, amended by SFAS 148 Accounting for stock based compensation - transition and disclosure. Accordingly, we have elected to use the prospective transition method as permitted by SFAS 123(R) and therefore have not restated our financial results for prior periods. Under this transition method, stock-based compensation expense for the three and nine months ended September 30, 2008 includes compensation expense for all stock option awards granted subsequent to March 31, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). We recognize compensation expense for stock option awards on a straight-line basis over the requisite service period of the award.

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

In December 2007, the SEC issued SAB No. 110, which expresses the views of the staff regarding the use of a "simplified" method, as discussed in SAB No. 107 in developing an estimate of expected term of stock options in accordance with SFAS No. 123(R). Under SAB No. 110, the staff will continue to accept, under certain circumstances, the use of the simplified method permitted under SAB No. 107 beyond December 31, 2007.

 Prior to the adoption of SFAS 123(R), we applied SFAS 123, amended by SFAS 148, Accounting for Stock-Based Compensation, Transition and Disclosure (“SFAS 148”), which allowed companies to apply the existing accounting rules under Accounting Principles Board No. 25, accounting for Stock Issued to Employees, (APB 25) and related Interpretations. In general, as the exercise price of options granted under these plans was equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation cost was recognized in our statements of operations for periods prior to the adoption of SFAS 123(R). As required by SFAS 148, prior to the adoption of SFAS 123(R), we disclosed reported net loss which included stock-based compensation expense of $0, calculated in accordance with APB 25, and then pro forma net loss as if the fair-value-based compensation expense calculated in accordance with SFAS 123 using the minimum value method had been recorded in the financial statements.

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

The following table summarizes the weighted average shares outstanding for the three months ending September 30, 2008 and 2007:

	Three Months Ended September 30,
	2008	2007
Basic weighted average shares outstanding	15,977,941	14,510,238
Total stock options outstanding	1,012,734	1,791,009
Less: anti-dilutive stock options due to loss	(1,012,734)	(1,791,009)
Total warrants outstanding	1,934,707	4,056,104
Less: anti-dilutive warrants due to loss	(1,934,707)	(4,056,104)
Diluted weighted average shares outstanding	15,977,941	14,510,238

The following table summarizes the weighted average shares outstanding for the six months ending September 30, 2008 and 2007:

	Six Months Ended September 30,
	2008	2007
Basic weighted average shares outstanding	15,977,941	12,099,236
Total stock options outstanding	1,012,734	1,791,009
Less: anti-dilutive stock options due to loss	(1,012,734)	(1,791,009)
Total warrants outstanding	1,934,707	4,056,104
Less: anti-dilutive warrants due to loss	(1,934,707)	(4,056,104)
Diluted weighted average shares outstanding	15,977,941	12,099,236

NOTE 3 — ACCRUED LIABILITIES

	September 30, 2008	March 31, 2008
Accrued royalties payable	$385,521	$679,469
Accrued bonuses	—	67,900
Accrued milestone payments to developers or other development costs	450,000	186,389
Accrued paid time off	24,817	24,500
Accrued professional fees	121,000	148,369
Accrued commissions	72,108	96,865
Other	9,034	8,442

Total	$1,062,480	$1,211,934

NOTE 4 — DEFERRED REVENUE

	September 30, 2008	March 31, 2008
Heroes Over Europe	4,250,000	—
Lucinda Green’s Equestrian Challenge	$—	$40,892

Total	$4,250,000	$40,892

NOTE 5 — OTHER CURRENT LIABILITIES

	September 30, 2008	March 31, 2008
Contingent Registration Payment Liability	9,619	48,000
Total	$9,619	$48,000

On July 18, 2007, holders of the Company’s convertible promissory notes converted their notes into shares of common stock of the Company. In connection with the conversion, holders of the notes received 0.2 warrants with a strike price of $0 per share for every common share they received. These warrants contained a provision for automatic cancellation of the warrants if the Company would be able to realize a liquidity event in Canada on or before March 18, 2008. The Company was unable to realize a liquidity event by the aforementioned date. Accordingly, in accordance with FASB Staff Position EITF 00-19-2, “Accounting For Registration Payments Arrangements”, the Company recorded a contingent liability representing the value of 192,000 shares of common stock of the Company that the Company would be required to deliver after March 18, 2008 upon exercise of the warrants.

NOTE 6 — COMMITMENTS

Developer and intellectual property contracts - In the normal course of business, we enter into contractual arrangements with third-parties for the development of products, as well as for the license rights to intellectual property and/or underlying game engines. Under these agreements, we commit to provide specified payments to a developer, or intellectual property holder, based upon contractual arrangements.  For our development agreements, we will often renegotiate development fees if the costs-to-complete the product has differed from what was contractually agreed to. In these cases, we may increase the amounts of payments made to developers before a new contractual agreement is reached. Typically, the payments to third-party developers are conditioned upon the achievement by the developers of contractually specified development milestones. These payments to third-party developers and intellectual property holders may be deemed to be advances and are recoupable against future royalties earned by the developer or intellectual property holder based on the sale of the related game. Assuming all contractual provisions are met, the total future minimum commitments for development contracts, intellectual property holders, and licensors of underlying game engines in place as of September 30, 2008 are approximately $3,505,695 which is scheduled to be paid as follows in our upcoming fiscal years:

Year ended March 31,
2009	$1,837,000
2010	$1,316,195
2011	$352,500
Total	$3,505,695

Lease Commitments

In March 2008, we moved our corporate offices from Sausalito to San Anselmo, California. Our corporate offices are in leased space in San Anselmo, California of approximately 1,300 square feet at $2.03 per square foot per month. We believe that if we lost this lease, we could promptly relocate within ten miles on similar terms. Rent expense for the six months ended September 30, 2008 and 2007 was $13,209 and $37,440, respectively.

Approximate future minimum lease payments under non-cancelable office and equipment lease agreements are as follows:

Year ended March 31
2009	$15,851
2010	32,631
2011	33,588
Total	$82,070

NOTE 7 — STOCK OPTIONS AND STOCK COMPENSATION

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Period Ended September 30, 2008
Expected life (in years)	4.2 – 6.5
Risk free rate of return	4.0% - 5.13%
Volatility	50% - 80%
Dividend yield	-
Forfeiture rate	9% - 15%

The following table sets forth the total stock-based compensation expense for the three months ended September 30, 2008 and September 30, 2007.  All research and development costs, and sales, marketing, and business development costs in this table are related to employees. General and administrative costs are broken out between those related to consultants and those related to employees.

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007
Research and development costs	$—	$5,659
Sales, marketing, and business development costs	—	7,284
General and administrative costs—consultants	3,395	1,439
General and administrative costs—employees	50,426	106,742
Stock-based compensation before income taxes	53,821	121,124
Income tax benefit	-	-
Total stock-based employee compensation expense after income taxes	$53,821	$121,124

During the three months ended September 30, 2008, no stock options were granted.

The following table sets forth the total stock-based compensation expense for the six months ended September 30, 2008 and September 30, 2007.  All research and development costs, and sales, marketing, and business development costs in this table are related to employees. General and administrative costs are broken out between those related to consultants and those related to employees.

	Six Months Ended September 30, 2008	Six Months Ended September 30, 2007
Research and development costs	$—	$ 11,256
Sales, marketing, and business development costs	—	14,568
General and administrative costs—consultants	6,752	1,439
General and administrative costs—employees	100,302	211,612
Stock-based compensation before income taxes	107,054	238,875
Income tax benefit	-	-
Total stock-based employee compensation expense after income taxes	$107,054	$ 238,875

On April 8, 2005, our board of directors approved the Red Mile Entertainment 2005 Stock Option Plan (the “plan”) which permits the Board of Directors to grant to officers, directors, employees and third parties incentive stock options (“ISOs”), non-qualified stock options, restricted stock and stock appreciation rights (“SARs”). On March 15, 2007, the board of directors and stockholders holding a majority of voting power voted to authorize the board of directors, at its discretion, to amend the 2005 Stock Option Plan (the “Amended Plan”).

Under the Amended Plan, options for 2,500,000 shares of common stock are reserved for issuance.  At September 30, 2008, we had 1,487,266 options are available for grant.  Options have been issued with exercise prices of between $0.66 and $4.00 per share as follows:

Option activity under the Amended Plan is as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at March 31, 2006	940,966	$0.75		$-
Granted	1,124,167	3.75
Exercised	-	-
Forfeited or expired	(76,388)	2,73	-	-
Outstanding at March 31, 2007	1,988,745	$2.28	9.71	$3,420,166
Exercisable at March 31, 2007	607,000	$0.83	8.65	$1,926,537
Granted	45,000	2.35
Exercised	(143,068)	0.71
Forfeited or expired	(114,670)	$0.88	-	-
Outstanding at March 31, 2008	1,776,007	$2.59	8.44	$-
Exercisable at March 31, 2008	676,007	$1.35	7.86	$-
Granted	-	-	-
Exercised	-	-	-
Forfeited or expired	(763,272)	$3.24	-
Outstanding at September 30, 2008	1,012,734	$2.10	7.81	-
Exercisable at September 30, 2008	580,511	$0.76	7.28	-

Options Outstanding				Options Exercisable

	Number	Weighted Avg.	Weighted Avg.	Number	Weighted Avg.
Range of Exercise Prices	Outstanding	Remaining Life	Exercise Price	Exercisable	Exercise Price
$0.66 - $1.49	564,400	7.25	$ 0.71	564,400	$ 0.71
$1.50 - $2.37	30,000	8.90	$ 2.35	10,000	$ 2.35
$2.38 - $4.00	418,334	8.50	$ 3.97	6,111	$ 3.30
	1,012,734			580,511

In the case where shares have been granted to third parties, the fair value of such shares is recognized as an expense in the period issued using the Black-Scholes option pricing model.

In the case of shares granted to employees, the fair value of such shares is recognized as an expense over the service period.  As of September 30, 2008, the fair value of options issued by the Company was $2,626,385 of which $1,389,891 in expense has been forfeited. Expense recognized for the six months ending September 30, 2008 was $107,056.  The unamortized cost remaining at September 30, 2008 was $546,723 with a weighted average expected term for recognition of 3.4 years. At the time of grant, the estimated fair values per option were from $0.33 to $2.94.

NOTE 8 — COMMON STOCK

In March and May 2006, the Company issued 845,333 investment units outside the U.S. to thirty-two non U.S. investors for $3,170,000. A unit consisted of one share of Series B Convertible Preferred stock and a warrant to purchase an additional share of Series B Convertible Preferred stock before May 1, 2008 for $4.50 per share. These shares of Series B Convertible Preferred stock converted to the same number of shares of the Company’s common stock in December 2006.

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

NOTE 9 — WARRANTS

The following table lists the total number of warrants outstanding as of September 30, 2008.

Expiring	Strike Price	Number of Common shares
December 31, 2008	5.25	681,779
January 18, 2009 (a)	(a)	566,520
July 17, 2009	2.75	480,000
July 18, 2009	3.00	215,408
Total		1,943,707

(a) The warrants expire the earlier of a liquidity transaction or January 18, 2009.  The warrants entitle the holder to acquire common stock for no consideration.

NOTE 10 — CONCENTRATIONS

Customer base

Our customer base includes distributors, co-publishers, and retailers of video games in the United States, Europe, and Australia. We review the credit-worthiness of our customers on an ongoing basis, and believe that we need an allowance for potential credit losses at September 30, 2008 of $577,080 compared to $574,090 at March 31, 2008. Also netted against accounts receivable are returns and price protection reserves on existing receivables of $222,001 at September 30, 2008 and $271,269 at March 31, 2008. The receivables recorded from our customers are net of their reserves for uncollectible accounts, returns and price protection reserves from their customers. Account balances are charged off against the allowance when the Company believes it is probable that accounts receivable will not be recovered.

As of September 30, 2008, one customer accounted for 59.6% of our gross accounts receivable. During the six months ended September 30, 2008, two customers accounted for 35.5% and 35.2%, respectively, of our consolidated net revenues. During the six months ended September 30, 2007, three customers accounted for 75.0%, 10.3%, and 5.4%, respectively, of our consolidated net revenues.

Operations by Geographic Area

Our products are sold in North America, Europe, Australia, and Asia through third-party licensing arrangements, through distributors, and through retailers.

The following tables display consolidated net revenue by location during the three and six months ended September 30, 2008:

Location	Three Months Ended September 30, 2008
North America	$51,270
Europe	26,734
$78,004

Location	Six Months Ended September 30, 2008
North America	$65,113
Europe	49,977
$115,090

Location of assets

Our tangible assets, excluding inventory, are located at our corporate offices in San Anselmo, California and on loan to a third party developer in Melbourne, Australia. Inventory is located at a select few third party warehouse facilities.

NOTE 11 – REVOLVING LINE OF CREDIT

On February 11, 2008, we entered into an uncommitted revolving line of credit agreement with Tiger Paw Capital Corporation, a corporation owned and operated by Mr. Kenny Cheung, a member of the Company’s board of directors in the amount of $1,000,000 ("the Line"). The Line is available for working capital requirements. Any amounts drawn on the Line are payable on demand. The Line is an uncommitted obligation where Tiger Paw Capital Corporation may decline to make advances under the Line, or terminate the Line, at any time and for any reason without prior notice to the Company.  The Line bears interest at the rate of 10% per annum and is payable to Tiger Paw Capital Corporation on demand. Advances under the Line may be pre-paid without penalty. The Line has a subordinated security interest to all present and future assets of the Company and carries no financial or operating covenants. As of September 30, 2008, we have drawn $500,000 on the Line.

On May 7, 2008, we entered into a Temporary Forbearance Agreement with Tiger Paw Capital Corporation whereby Tiger Paw Capital Corporation agreed not to exercise any demand or enforcement rights under the Line until November 7, 2008.

On November 5, 2008, we entered into an Amendment to Temporary Forbearance Agreement with Tiger Paw Capital Corporation whereby Tiger Paw Capital Corporation agreed not to exercise any demand or enforcement rights under the Line until the earlier of: (i) the closing date of our merger with and into the subsidiary of SilverBirch, Inc; (ii) fifteen days after the termination of the Merger Agreement (as defined below) with SilverBirch, Inc.; (iii) the date of any change of control of Red Mile other than the merger with SilverBirch, Inc.; and (iv) the occurrence of an event of default.

NOTE 12 – SECURED CREDIT LOAN

On May 7, 2008, we entered into a secured credit agreement with Silverbirch Inc, a Canadian publicly traded corporation in the amount of $750,000 Canadian Dollars ($746,410 USD equivalent) ("The Facility"). The Facility is available for development and production of our “Heroes Over Europe” video game and general and administrative purposes. On May 7, 2008, we borrowed CAD $302,000 ($302,000 USD equivalent) against the Facility in respect of a development payment due to the developer of the “Heroes Over Europe” video game.  On May 12, 2008, we borrowed CAD $448,000 ($444,410 USD equivalent) against the facility. The Facility bears interest at the rate of 10% per annum and is payable to Silverbirch, Inc. quarterly in arrears. Advances under the Facility may be pre-paid without penalty. The Facility carries a first priority security interest in all our present and future assets in addition to the securities in the capital of our three wholly owned subsidiaries. The Facility contains customary terms and conditions for credit facilities of this type, including restrictions on the Company’s ability to incur or guaranty additional indebtedness, create liens, make loans or investments, sell assets, pay dividends or make distributions on, or repurchase, its stock.

In October 2008, we amended the secured credit agreement whereby SilverBirch, Inc. agreed not to exercise any demand or enforcement rights under such agreement until the closing of our merger into their subsidiary.

NOTE 13 — NEW ACCOUNTING PRONOUNCEMENT

SFAS 157

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value and expands the level of disclosures regarding fair value. SFAS 157 also emphasizes that fair value is a market-based measurement rather than an entity-specific measurement. The Company adopted the provisions of SFAS 157 relating to financial assets and liabilities and other assets and liabilities carried at fair value on a recurring basis effective on April 1, 2008, as required.  As allowed by FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, the Company has elected to defer the adoption of SFAS 157 with respect to all remaining non-financial assets and liabilities until April 1, 2009.  There was no material impact on the Company’s financial statements at the time of adoption; however, the Company does expect that this new standard will impact certain aspects of its accounting for business combinations on a prospective basis, including the determination of fair values assigned to certain purchased assets and liabilities.

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

NOTE 14 —  SUBSEQUENT EVENTS

On October 7, 2008, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with SilverBirch Inc., an Ontario (Canada) corporation (“SilverBirch, Inc.”), RME Merger Sub Corp., a Delaware corporation and wholly owned subsidiary of SilverBirch, Inc. (“Merger Sub”), and Kenny Cheung, as stockholder representative (the “Representative”).  On October 2, 2008, our board of directors unanimously approved the Merger Agreement and recommended its adoption by our stockholders.

Under the Merger Agreement, Merger Sub will merge with Red Mile, which will survive as a wholly-owned subsidiary of SilverBirch, Inc..  Each issued and outstanding share of our common stock will be converted into the right to receive 0.875 shares of SilverBirch, Inc. common stock.  Any of our stockholders who demand appraisal of their shares in accordance with Delaware law will be entitled to seek a judicial determination of the fair value of such shares.

Non-management holders of options or warrants to purchase our common stock will have the right to either net exercise such options or warrants for our common stock immediately before the closing of the merger or convert such options or warrants into the right to receive options or warrants to purchase a number of shares of SilverBirch, Inc. common stock equal to the number of shares of our common stock subject to such option or warrant times 0.875.  The exercise price for each share of SilverBirch, Inc. common stock will equal the exercise price of our common stock subject to such option or warrant times 1.14286.  Under the Merger Agreement, certain officers and employees, including Chester Aldridge (our Chief Executive Officer) and Simon Price (our President), will surrender and cancel each of their options and warrants to purchase our common stock.

Under an earn-out provision of the Merger Agreement, SilverBirch, Inc. will issue additional SilverBirch, Inc. shares (or options or warrants, as the case may be) to holders of our common stock (or options or warrants to purchase common stock) if either or both of the following circumstances occur:

(i)
if we, as the surviving company, meet certain gross revenue milestones in connection with the Publishing Agreement between us and Atari Interactive, Inc. regarding the  Heroes over Europe  video game franchise, or

(ii)
if we secures a co-publishing agreement with a third party for the Sin City video game currently in development, provided that thirty percent of such shares will be held back to offset certain cost overruns in the development of the Sin City game.

All undistributed earn-out shares will be available to satisfy indemnity claims under the Merger Agreement.

All of the SilverBirch, Inc. shares issued as merger consideration are subject to transfer restrictions that lapse after closing of the Merger Agreement (the “Closing”), as follows:

(i)	30% of the shares shall not be transferred for 240 days after Closing;

(ii)	30% of the shares shall not be transferred for 300 days after Closing;

(iii)	20% of the shares shall not be transferred for 360 days after Closing; and

(iv)	20% of the shares shall not be transferred for 420 days after Closing.

The total number of shares of SilverBirch stock issuable as merger consideration will be reduced for merger expenses incurred by us in excess of $70,000.

The Merger Agreement includes customary representations, warranties and covenants by the parties and is subject to customary closing conditions. The shares of SilverBirch, Inc. stock to be issued in the merger will not be registered under the Securities Act of 1933, as amended (the “Securities Act”), and will be issued in reliance on the exemption from registration provided by Section 3(a)(10) of the Securities Act, relating to an exchange of securities after a hearing regarding the fairness of the transaction.  Accordingly, Closing is conditioned on obtaining a permit for the issuance of the SilverBirch, Inc. stock from the California Commissioner of Corporations after a hearing regarding the fairness of the transaction.  The Closing is also conditioned on approval by our stockholders as well as U.S. regulatory approval and approval by the Toronto Venture Stock Exchange (TSX-V).

Under the terms of the Merger Agreement, we have agreed not to solicit, discuss or negotiate alternative transactions regarding the acquisition of us or our assets.  The parties may terminate the Merger Agreement by mutual written consent at any time and either party may terminate the Merger Agreement if the transaction has not closed by January 31, 2009.  We will be obligated to pay SilverBirch, Inc. a termination fee equal to 1,500,000 shares of our common stock if (i) our stockholders do not approve the merger, (ii) we fail to obtain any required approval from any governmental authority, or (iii) our board of directors recommends an alternative transaction or withdraws its recommendation in favor of the Merger Agreement.

Concurrently with the execution of the Merger Agreement, certain of our stockholders, representing approximately 23% of the combined voting power of our issued and outstanding voting securities, entered into a Voting Agreement (the “Voting Agreement”) with Merger Sub.  Under the Voting Agreement, our stockholders agreed to vote all of our securities owned of record or beneficially owned by such stockholders to facilitate consummation of the Merger.  Each of our stockholders who signed a Voting Agreement also signed an irrevocable proxy to vote and exercise all voting and related rights with respect to such stockholder’s shares.
In connection with the Merger Agreement certain of our officers and employees, including Mr. Aldridge and Mr. Price, have each executed employment or consulting agreements with SilverBirch, which will become effective at Closing.

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

These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Actual results could vary materially from the description contained herein due to many factors included and discussed in “Risk Factors” and elsewhere in the Company’s annual report on Form 10-KSB filed on June 19, 2008 with the Securities and Exchange Commission.

The information contained in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 is not a complete description of the Company’s business or the risks associated with an investment in the Company’s common stock. Each reader should carefully review and consider the various disclosures made by the Company in this Quarterly Report on Form 10-Q and in the Company’s other filings with the Securities and Exchange Commission.

These forward-looking statements are made as of the date of this Form 10-Q, and we assume no obligation to explain the reason why actual results may differ. In light of these assumptions, risks, and uncertainties, the forward-looking events discussed in this Form 10-Q might not occur.

Overivew

We were incorporated in Delaware in August of 2004. We are a developer and publisher of interactive entertainment software across multiple hardware platforms, with a focus on creating or licensing intellectual properties.  We sell our games directly to distributors, retailers, and video rental companies in North America. In Europe and Australia, we either sells our games directly to distributors or license our games with major international game co-publishers in exchange for payment of either development fees or guaranteed minimum payments. The guaranteed minimum payments are recoupable by the distributor or co-publisher against amounts owed under the various agreements. Once the distributor or co-publisher recoups the guaranteed minimum payments, we are entitled to additional payments as computed under the agreements.

Liquidity and Capital resources

On May 7, 2008, we entered into a secured credit agreement with Silverbirch Inc, a Canadian publicly traded corporation in the amount of $750,000 Canadian Dollars ("The Facility"). The Facility was made available for development and production of our “Heroes Over Europe” video game and general and administrative purposes. Amounts drawn on the Facility are payable upon the closing or termination of the merger agreement.  The Facility bears interest at the rate of 10% per annum and is payable to Lender quarterly in arrears. Advances under the Facility may be pre-paid without penalty.

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

In October 2008, we amended the secured credit agreement whereby Silverbirch, Inc. agreed not to exercise any demand or enforcement rights under such agreement until the closing of our merger into their subsidiary.

We currently need to raise additional capital in order to continue operating our business. We believe our current cash on hand of approximately $609,000, plus our expected cash received from co-publishing advances will allow us to continue our business operations until the end of Fiscal 2009.

During our second fiscal quarter of 2008, we signed a publishing agreement with Atari for our Heroes Over Europe titles under development. Our agreement with Atari provides us with minimum guaranteed payments from Atari in addition to back end royalty payments. In the event that we are not successful in receiving co-publishing advances from our Heroes Over Europe game, we will be unable to continue operations.

We anticipate needing an additional $10,000,000 to finance our planned operations over the next 24 to 36 months. We will be unable to complete development of Heroes Over Europe and Sin City: The Game (working title), or publish any other additional games if we are unable to receive co-publishing advances on both the foregoing titles or raise additional capital through either sale of securities or debt borrowings.

RED MILE ENTERTAINMENT, INC.
Results of Operations

The unaudited results of operations for the three months ending September 30, 2008 and  September 30, 2007 are as follows:

Summary of Unaudited Statements of Operations
Three Months Ended September 30, 2008 and 2007
Summary of Statements of Operations

	2008	2007	% change
Revenue	$78,004	$3,158,893	(98) %
Cost of sales	47,454	4,774,734	(99) %
Gross margin	30,550	(1,615,841)
Operating expenses	809,026	2,902,557	(72) %
Net loss before interest income (expense), other income (expense) and provision for income taxes	(778,476)	(4,518,398)
Debt conversion inducement costs	-	4,318,286
Beneficial debt conversion costs	-	662,902
Interest income (expense), net	(30,576)	22,174	(238) %
Other income (expense), net	62,628	-
Net loss	$(746,424)	$(9,477,412)	(92) %

Net loss per common share - Basic and diluted	$(0.05)	$(.65)
Shares used in computing basic and diluted net loss per share (in 000’s)	15,978	14,510

Summary of Unaudited Statements of Operations
Six Months Ended September 30, 2008 and 2007

Summary of Statements of Operations

	2008	2007	% change
Revenue	$115,090	$3,433,315	(97)%
Cost of sales	96,816	5,027,243	(98)%
Gross margin	(18,274)	(1,593,928)
Operating expenses	1,772,793	4,190,080	(58)%
Net loss before interest income (expense), other income (expense) and provision for income taxes	(1,754,519)	(5,784,008)
Debt conversion inducement costs	-	(4,318,286)
Beneficial debt conversion costs	-	(662,902)
Interest income (expense), net	(57,713)	(89,060)	(165)
Other income (expense), net	56,998
Income tax expense	800	---
Net loss	$(1,756,034)	$(10,854,256)	(84)%

Net loss per common share - Basic and diluted	$(0.11)	$(.90)
Shares used in computing basic and diluted net loss per share (in 000’s)	15,978	12,099

Revenues

Revenues were $78,004 and $3,158,893 during the three months ended September 30, 2008 and 2007, respectively. Revenues were $115,090 and $3,433,315 during the six months ended September 30, 2008 and 2007, respectively. The decrease is primarily due to sales of Jackass: The Game which first shipped in our second quarter of fiscal 2008. Our license agreement for Jackass was terminated in March, 2008 and accordingly, there were no sales of Jackass in fiscal 2009.

Our revenues are subject to material seasonal fluctuations. In particular, revenues in our third fiscal quarter will ordinarily be significantly higher than other fiscal quarters. Revenues recorded in our third fiscal quarter are not necessarily indicative of what our reported revenues will be for an entire fiscal year.

We currently have two games under development which we anticipate will be ready for shipment in fiscal years 2009 through 2011. We are developing “Heroes Over Europe”, a sequel to Heroes of the Pacific that is set in the European Theatre of World War II (for the next generation consoles and PC) that we expect to ship in fiscal 2009.  We are also developing Sin City: The Game (working title), and expect to ship this game in fiscal 2012.

We record revenues net of distribution fees.

Red Mile may be required to levy European Value Added Tax (“VAT”) and Australian Goods and Services Tax (“GST”) on shipments of  products within the European Union member countries, and Australia, respectively. Pursuant to EITF 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement”, Red Mile includes the taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction on a gross basis (included in revenues and costs). For the three months ended September 30, 2008 and 2007, respectively, no taxes assessed by a governmental authority were included in revenue and cost of sales.

Cost of sales

Cost of sales were $47,454 and $4,774,734 during the three months ended September 30, 2008 and 2007, respectively. Cost of sales were $96,816 and $5,027,243 during the six months ended September, 30, 2008 and 2007, respectively. The decrease is primarily due to the decrease in sales of Jackass: The Game since there were no sales of the game in fiscal 2009.

Cost of sales for the three months ended September 30, 2008 and 2007 consisted of:

	September 30, 2008	September 30, 2007
Amortization of capitalized software development costs, cost of inventory sold, manufacturing and distribution costs	$21,758	$3,148,898
Royalties to third party game developers	19,655	31,819
Write down of inventory costs to net realizable value	(584)	247
Write down of software development costs and advanced royalties to net realizable value	6,625	1,593,770
Total	$47,454	$4,774,734

Cost of sales for the six months ended September 30, 2008 and 2007 consisted of:

	September 30, 2008	September 30, 2007
Amortization of capitalized software development costs, cost of inventory sold, manufacturing and distribution costs	$71,431	$3,342,375
Royalties to third party game developers	11,962	61,086
Write down of inventory costs to net realizable value	2,046	13,083
Write down of software development costs and advanced royalties to net realizable value	11,377	1,610,699
Total	$96,816	$5,027,243

Operating Expenses

Operating expenses for three months ended September 30, 2008 and 2007, respectively, were as follows:

	Three Months Ended September 30, 2008	Percent of total	Three Months Ended September 30, 2007	Percent of total	Percent Decrease
Research and development costs	$ 249,270	30.8%	$ 442,066	15.2%	(44%)
General and administrative costs	548,107	67.8%	773,628	26.7%	(29%)
Marketing, sales and business development costs	11,649	1.4%	1,686,863	58.1%	(99%)

Total operating expenses	$ 809,026	100.0%	$ 2,902,557	100.0%

Operating expenses for six months ended September 30, 2008 and 2007, respectively, were as follows:

	Six Months Ended September 30, 2008	Percent of total	Six Months Ended September 30, 2007	Percent of total	Percent Decrease
Research and development costs	$ 517,991	29.2%	$ 596,093	14.2%	(13%)
General and administrative costs	1,191,401	67.2%	1,671,693	39.9%	(29%)
Marketing, sales and business development costs	63,401	3.6%	1,922,294	45.9%	(97%)

Total operating expenses	$ 1,772,793	100.0%	$ 4,190,080	100.0%

Research and Development Costs

Our research and development (“R&D”) expenses consist of the following: (i) costs incurred at our third party developers for which the game has not yet reached technological feasibility as described in SFAS 86; and (ii) costs incurred in our internal development group which are not capitalized into our games under development. All direct game development during the year was performed by third party developers under development and royalty contracts. These external development costs are capitalized upon the Company determining that the game has passed the technological feasibility standard of FAS 86 and commencing upon product release, capitalized software development costs are amortized to cost of sales using the greater of the ratio of actual cumulative revenues during the quarter to the total of actual cumulative revenues during the quarter plus projected future revenues for each game or straight-line over the estimated remaining life of the product.

Certain internal costs are capitalized as part of the development costs of a game. During the three and six months ended September 30, 2008, $30,875 and $73,775 of internal costs were capitalized. During the three and six months ended September 30, 2008, $194,875 and $404,875 of external costs were expensed as incurred as costs prior to the related game reaching technological feasibility.

Virtually all of the costs for R&D during the three and six months ended September 30, 2008, related to costs incurred in the development of Sin City: the Game. R&D costs have decreased from the prior year as the company’s has decreased its development activity of Sin City: the Game.

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

Once these approvals have been satisfied, the game can be placed into manufacturing with a manufacturer that must also be approved by the platform licensor. Once a product is manufactured and inspected, it is ready to be shipped.

One multi-platform product, “Lucinda Green’s Equestrian Challenge,” shipped in late November 2006 for the PS2 in North America, and shipped in early January 2007 for the PC. This product shipped in July 2007 in Europe and shipped in September 2007 in Australia.

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

General and Administrative Costs

General and administrative costs were $548,107 and $773,628 in the three months ended September 30, 2008 and 2007, respectively, a decrease of 29%. General and administrative costs were approximately $1,191,401 and $1,671,693 in the six months ended September 30, 2008 and 2007, respectively, a decrease of 29%. General and administrative (G&A) costs are comprised primarily of the costs of stock options issued to employees and consultants, employee salaries and benefits, professional fees (legal, accounting, investor relations, and consulting), facilities expenses, amortization and depreciation expenses, insurance costs, and travel. General and administrative costs primarily decreased due to a reduction in the number of employees following the company’s restructuring in March 2008.

Sales, Marketing and Business Development Costs

Sales, marketing and business development costs were $11,649 and $1,686,863 during the three months ended September 30, 2008 and 2007, respectively, a decrease of 99%. Sales, marketing and business development costs were approximately $63,401 and $1,922,294 during the six months ended September 30, 2008 and 2007, respectively, a decrease of 97%. Sales, marketing, and business development costs consist primarily of employee salaries, stock option expenses, employee benefits, consulting costs, public relations costs, promotional costs, marketing research, sales commissions, and sales support materials costs.  Sales, marketing, and business development costs decreased year over year primarily due to the Company no longer incurring marketing or promotional costs for Jackass: The Game and reduced headcount costs related to the Company’s restructuring in March 2008.

Interest Income (Expense), net

Interest income (expense), net were ($30,576) and $22,174 for the three months ended September 30, 2008 and 2007, respectively. The decrease primarily reflects lower cash balances in fiscal 2009 and interest incurred on the company’s revolving line of credit with Tiger Paw Capital Corporation and the secured credit loan with Silverbirch Inc. Interest income (expense), net were ($57,713) and ($89,060) for the six months ended September 30, 2008 and 2007, respectively.  This decrease is primarily related interest charges on the company’s senior secured convertible debentures that existed in fiscal 2008 that were no longer outstanding in fiscal 2009.

Other Expense

Other income (expense) for the three months ended September 30, 2008 relate primarily to the foreign currency revaluation of the Canadian dollar secured credit loan from Silverbirch Inc and the revaluation of the contingent consideration liability.

During the three months ended September 30, 2007, we took a non-cash debt inducement conversion charge of $4,318,286 related to converting $8,244,000 principal amount of senior secured convertible debentures and $155,281 in accrued interest on the debentures into shares of our common stock at a lower conversion price than the conversion price attached to the debentures. Also during the three months ended September 30, 2007, we took a non-cash charge of $662,902 on the conversion of $2,400,000 in principal amount of convertible promissory notes into shares of our common stock related to the beneficial value of warrants issued with the common stock at the time of conversion.

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

We believe that certain critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements: revenue recognition and software development cost and advanced royalties.  These accounting policies are discussed in “ITEM 6 — MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION” contained in our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2008, as well as in the notes to the March 31, 2008 consolidated financial statements.  There have not been any significant changes to these accounting policies since they were previously reported at March 31, 2008.

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

Determining when revenue is recognized and the amount of revenue to be recognized often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue we report. For example, in recognizing revenue, we must make assumptions as to the potential returns and potential price protection of the product which could result in credits to distributors or retailers for their unsold inventory. Changes in any of these assumptions or judgments could cause a material increase or decrease in the amount of net revenue we report in a particular period.

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

If revised forecasted or actual product sales are less than the original forecasted amounts utilized in the initial recoverability analysis, the net realizable value may be lower than originally estimated in any given quarter, which could result in a larger charge to cost of sales in future quarters or an impairment charge to cost of sales.

Advanced royalty payments made to licensors of intellectual property are capitalized and evaluated for recoverability based on the expected performance of the underlying games for which the intellectual property was licensed. Any royalty payments made to licensors of intellectual property determined to be unrecoverable through future sales of the underlying games are charged to cost of sales.

Off-Balance Sheet Arrangements

At September 30, 2008, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 4T. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the required time periods and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer (our Principal Accounting Officer), as appropriate, to allow for timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective, and management is required to exercise its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management, under the supervision and with the participation of our Chief Executive Officer, who is our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report  (the “Evaluation Date”).  Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2008, and this assessment identified material weakness in the company’s internal control over financial reporting.

In making its assessment of internal control over financial reporting management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in  Internal Control—Integrated Framework.  Because of the material weakness described in the preceding paragraph, management believes that, as of September 30, 2008, the Company’s internal control over financial reporting was not effective based on those criteria.

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

The Company does not have independent board members and, therefore, we have no independent audit committee. In addition, the lack of multiple employees results in the Company’s inability to have a sufficient segregation of duties within its accounting and financial activities. These absences constitute material weaknesses in the Company’s internal controls over financial reporting and corporate governance structure.

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

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorization of management and the our board of directors; and

•
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

Changes in Internal Control Over Financial Reporting

    There have been no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the quarter ended September 30, 2008 or subsequent to that date that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company has rarely generated positive gross margins.

Our ability to generate positive gross margins depends on many factors, including the market acceptance of our products, the selling prices of our products, our ability to control the costs of developing and manufacturing our products and the costs of royalties paid to licenses of any intellectual properties we have licensed. There can be no assurance that we will be able to sustain positive gross margins.

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

The Company faces intense competition.

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

If we fail to compete successfully, we could lose customers and our results of operations could be affected and our business will suffer.

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

Our business may suffer from deteriorating macroeconomic conditions in the United States.

We are not able to predict whether macroeconomic conditions will get worse or improve, nor are we able to predict the timing of such developments.  If macroeconomic conditions get worse, we are not able to predict the impact such worsening conditions will have on the online marketing industry and on our results of operations.  Further, if and when macroeconomic conditions do improve, there can be no assurances that we will be able to regain the levels of revenue and profitability that we achieved prior to the macroeconomic downturn.

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

Our common stock is subject to the "Penny Stock" rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

Our common stock is considered to be a “penny stock” since it meets one or more of the definitions in Rule 3a51-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These include but are not limited to the following: (i) the stock trades at a price less than $5.00 per share; (ii) it is not traded on a “recognized” national exchange; (iii) it is not quoted on the NASDAQ Stock Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company with net tangible assets less than $2.0 million, if in business more than a continuous three years, or with average revenues of less than $6.0 million for the past three years. The principal result or effect of being designated a “penny stock” is that securities broker-dealers cannot recommend the stock but must trade in it on an unsolicited basis.  Section 15(g) of the Exchange Act and Rule 15g-2 promulgated thereunder by the SEC require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account.

Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be “penny stock.” Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives.  Compliance with these requirements may make it more difficult for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

Delaware law contains anti-takeover provisions that could deter takeover attempts that could be beneficial to our stockholders.

 Provisions of Delaware law may make it more difficult for a third-party to acquire the Company, even if doing so would be beneficial to the stockholders of the Company. Section 203 of the Delaware General Corporation Law may make an acquisition of the Company and the removal of incumbent officers and directors more difficult by prohibiting stockholders holding 15% or more of the Company’s outstanding voting stock from acquiring us, without our Board of Directors’ consent, for at least three years from the date they first hold 15% or more of the voting stock.

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

None.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item. 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a)   Exhibits:

10.1(1)	Agreement and Plan of Merger among Silverbirch, Inc., RME Merger Sub Corp, Red Mile Entertainment, Inc., and Kenny Cheung as representative dated October 7, 2008.
10.2(1)	Voting Agreement among RME Merger Sub Corp., and certain stockholdes of Red Mile Entertainment, Inc., dated October 7, 2008.
31.1	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as an exhibit to the registrant’s current report on Form 8-K, filed on October 14, 2008 (Commission File No. 000-51055), and incorporated herein by reference.

Exhibits to the Agreement and Plan of Merger have been omitted pursuant to Item 601(b)(2) of Regulation S-K.  Red Mile agrees to furnish a supplemental copy of any omitted exhibit to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RED MILE ENTERTAINMENT, INC.
(Registrant)
Date: November 14, 2008	By: /s/ Chester Aldridge
Chester Aldridge
Chief Executive Officer
(Principal Executive Officer and Principal Accounting Officer)