Form 10-Q
period 2008-12-31
Red Mile Entertainment Inc
filed 2009-02-17
CIK 1309053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From       __________       To     ________________

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding on February 10, 2009
Common Stock, $0.01 par value per share	15,977,941 shares

Table of Contents

Part I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

RED MILE ENTERTAINMENT, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
	December 31, 2008	March 31, 2008
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$666,601	$335,147
Accounts receivable, net of reserves of $199,076 and $583,090	143,998	340,182
Inventory, net	21,928	31,406
Prepaid expenses and other assets	10,670	34,027
Software development costs and advanced royalties	8,494,972	5,942,921
Total current assets	9,338,169	6,683,683
Property and equipment, net	46,547	128,234
Other assets	9,775	9,755
Total assets	$9,394,491	$6,821,672

Liabilities, and stockholders’ deficit
Current liabilities:
Accounts payable	$921,889	$1,551,785
Secured credit loan	572,810	-
Revolving line of credit	500,000	500,000
Accrued liabilities	1,277,669	1,211,934
Deferred revenue	4,750,000	40,892
Other current liabilities	154	48,000
Total current liabilities	8,022,522	3,352,611

Stockholders’ Equity:

Common stock, $0.01 par value, authorized 100,000,000 shares; 15,977,941 and 15,977,941 shares outstanding, respectively	159,779	159,779
Additional paid-in capital	36,395,980	36,235,106
Accumulated deficit	(35,186,097)	(32,929,339)
Accumulated other comprehensive income	2,307	3,515
Total stockholders’ equity	1,371,969	3,469,061
Total liabilities and stockholders’ equity	$9,394,491	$6,821,672

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RED MILE ENTERTAINMENT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended December 31,
	2008	2007

Revenues, net	$47,345	$5,704,034

Cost of sales	50,566	6,314,875

Gross margin	(3,221)	(610,841)

Operating expenses
Research and development costs	222,487	442,333
General and administrative costs	307,608	1,156,000
Sales, marketing and business development costs	44,813	428,511
Total operating expenses	574,908	2,026,844

Net loss before interest income (expense),other income (expense), and provision for income taxes	(578,129)	(2,637,685)
Interest income (expense), net	(30,209)	8,806
Other income (expense), net	107,614	(190,080)
Net loss before income tax expense	(500,724)	(2,818,959)

Net loss	$(500,724)	$(2,818,959)

Net loss per common share, basic and diluted	$(0.03)	$(0.18)

Shares used in computing basic and diluted loss per share	15,977,941	15,952,005

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RED MILE ENTERTAINMENT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Nine months ended December 31,
	2008	2007

Revenues, net	$162,435	$9,137,350

Cost of sales	147,382	11,342,119

Gross margin	15,053	(2,204,769)

Operating expenses
Research and development costs	740,478	1,038,426
General and administrative costs	1,499,009	2,749,295
Sales, marketing and business development costs	108,214	2,350,805
Total operating expenses	2,347,701	6,138,526

Net loss before interest income (expense), other income (expense), and provision for income taxes	(2,332,648)	(8,343,295)
Debt conversion inducement costs	-	4,318,286
Beneficial debt conversion costs	-	662,902
Interest income (expense), net	(87,923)	(80,255)
Amortization of senior secured convertible debenture issuance costs	-	78,399
Other income (expense), net	164,612	(190,080)
Net loss before income tax expense	(2,255,959)	(13,673,217)
Income tax expense	800	-
Net loss	$(2,256,759)	$(13,673,217)
Net loss per common share, basic and diluted	$(0.14)	$(1.02)

Shares used in computing basic and diluted loss per share	15,977,941	13,378,805

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 RED MILE ENTERTAINMENT INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended December 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(2,256,759)	$(13,673,217)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	93,965	156,015
Amortization of software development costs	58,790	4,180,123
Amortization of debt costs	4,056	76,307
Amortization of intangibles `	-	32,282
Loss on disposal of assets	-	1,970
Impairment of inventory	2,046	410,044
Impairment of software development and licensing costs	44,943	1,776,252
Stock based compensation	160,877	355,832
Liquidated damage charges	-	190,080
Revaluation of liquidated damage charges	(47,846)	-
Foreign currency transaction gain	(126,326)	-
Reserve for price protection and bad debt expense	254,390	610,197
Beneficial debt conversion costs	-	662,902
Debt conversion inducement costs	-	4,318,286
Changes in current assets and liabilities
Accounts receivable	(567,832)	(2,678,996)
Inventory	7,432	(680,939)
Prepaid expenses and other current assets	19,282	287,836
Software development costs and advanced royalties	(2,655,784)	(4,943,238)
Accounts payable	(126,139)	397,995
Accrued liabilities	65,735	1,039,791
Deferred revenue	4,709,108	576,395
Net cash used in operating activities	(360,062)	(6,904,083)
Cash flows from investing activities:
Acquisition of property and equipment	(12,279)	(99,268)
Cash paid for other investment	-	(114,755)
Net Cash flows used in investing activities	(12,279)	(214,023)

Cash flows from financing activities:
Proceeds from sales of stock, net of costs	-	4,295,527
Proceeds from issuance of debt	746,410	2,277,000
Repayment of debt	(41,407)	-
Net cash provided by financing activities	705,003	6,572,527

Effect of exchange rate changes on cash	(1,208)	1,575
Net increase (decrease) in cash	331,454	(544,004)
Cash and cash equivalents, beginning of period	335,147	1,912,992
Cash and cash equivalents, ending of period	$666,601	$1,368,988

Supplemental Disclosure of Non-Cash Financing Transactions
Conversion of senior secured convertible debentures	$-	$8,244,000
Accrued interest on revolving line of credit	$38,611	$-
Accrued interest on secured credit facility	$-	$-
Accrued interest on senior secured convertible debentures	$-	$155,821
Debt issuance costs related to the issuance of the senior secured convertible debentures	$-	$528,240
Conversion of convertible promissory notes	$-	$2,400,000
Debt issuance costs	$5,000	$-
Relative fair value of warrants issued for conversion of promissory notes	$-	$662,902

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

RED MILE ENTERTAINMENT, INC.
Notes to Condensed Consolidated Financial Statements
 (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. They should be read in conjunction with the financial statements and related notes to the financial statements of Red Mile Entertainment, Inc. (“Red Mile” or the “Company”) for the years ended March 31, 2008 and 2007 appearing in the Company’s Form 10-KSB. The December 31, 2008 unaudited interim consolidated financial statements on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in the annual financial statements on Form 10-KSB have been condensed or omitted pursuant to those rules and regulations, although the Company’s management believes the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the result of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of  the results to be expected for the entire year.

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

Going Concern — The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses since inception of $35,186,097 at December 31, 2008, and has predominantly incurred negative cash flows from operations.

On February 11, 2009, IR Gurus Pty Ltd., the Company’s developer for its “Heroes Over Europe” title, sent the Company a termination notice with respect to the software development and licensing agreement for such title claiming that the Company failed to make a payment under such agreement in the amount of $281,000.

On February 11, 2009, Atari Interactive, Inc., the Company’s publishing partner for its “Heroes Over Europe” title, sent the Company a termination notice with respect to the publishing agreement for such title claiming that the Company breached the publishing agreement. The Company disputes the grounds for termination.  The publishing partner has ceased making milestone payments to the Company which has had a material and adverse effect on the Company’s ability to continue operations.

The Company is attempting to increase its revolving line of credit with Tiger Paw Capital Corporation.  If the Company is unable to substantially increase such line of credit within the next 30 days, the Company will likely cease operations.

If the Company is successful in increasing the revolving line of credit with Tiger Paw Capital Corporation, the Company plans to immediately implement a strategic plan to contribute to meeting the Company’s cash flow requirements. Management believes that this plan is capable of removing the threat to continuation of the business during the 12 month period following the most recent balance sheet presented, however there can be no guarantee or assurance that the Company will be successful in implementing its plan. In particular, failure to raise external capital within the next 30 days will likely cause the Company to cease operations.  The Company’s strategic financing plan has the following components:

(1)	The Company is considering all remedies available under its publishing agreement with its partner for its “Heroes Over Europe” title which may include compensatory damages.

(2)
The Company plans to enter into a co-publishing agreement for its licensed Sin City video game which will provide the Company with minimum guarantees on execution of the agreement as well as milestone payments coinciding with the timing of milestone obligations the Company has to its developers.

(3)	The Company plans to renegotiate both the amount and timing for payment of many of its current payables and accrued obligations.

Notwithstanding this strategic financing plan, however, we cannot guarantee that the Company will be successful in  increasing its revolving line of credit, sustaining a profitable level of operations or raising capital at favorable rates, or at all. The accompanying condensed consolidated financial statements do not include any adjustments that might result from failures to increase the revolving line of credit, sustain profitability or raise capital.

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

Reclassifications - Certain prior period amounts have been reclassified to conform to the current period presentation. In the Consolidated Balance Sheet as of March 31, 2008 the Company reclassified $271,269 in price protection reserves from accounts receivable to accounts payable.

Concentration of Credit Risk — Financial instruments which potentially subject us to concentration of credit risk consist of temporary cash investments and accounts receivable. During the periods ended December 31, 2008 and March 31, 2008, we had deposits in excess of the Federal Deposit Insurance Corporation (“FDIC”) limit at one U.S. based financial institution.

At December 31, 2008 and March 31, 2008, Red Mile had uninsured bank balances and certificates of deposit totaling approximately $564,497 and $221,690, respectively.

Receivable Allowances – Receivables are stated net of allowances for returns, discounts, doubtful accounts, and allowances for value-added services by retailers.

We may grant price protection to, and sometimes allow product returns from our customers and customers of our distributors under certain conditions.  Therefore, we record a reserve for potential price protection and returns at each balance sheet date.  The provision related to this allowance is reported in net revenues.  Price protection means credits relating to retail price markdowns on our products previously sold by us to customers or customers of our distributors.  We base these allowances on expected trends and estimates of future retail sell-through of our games.  Actual price protection and product returns may materially differ from our estimates as our products are subject to changes in consumer preferences, technological obsolescence due to new platforms or competing products.  At December 31, 2008 and March 31, 2008, Red Mile had price protection and returns reserves of $185,879 and $271,269, respectively. At December 31, 2008 and March 31, 2008, the balance in price protection reserves was included in accounts payable. Changes in these factors could change our judgments and estimates and result in variances in the amount of reserve required.  If customers request price protection in amounts exceeding the rate expected and if management agrees to grant it, then we may incur additional charges against our net revenues, but we are not required to grant price protection to retailers who purchase our products from distributors and the decision to grant price protection is discretionary. At December 31, 2008 and March 31, 2008, Red Mile had allowance reserves for doubtful accounts of $199,076 and $574,090, respectively. We may also incur cooperative marketing costs for our products owed to our customers, or to customers of our distributors. These costs are deducted from accounts receivable due to us from our customers. At December 31, 2008 and March 31, 2008, Red Mile had cooperative marketing deductions of $0 and $9,000, respectively, recorded as deductions from accounts receivable. All receivables are pledged as collateral for our secured loan from SilverBirch Inc. and our revolving line of credit with Tiger Paw Capital Corporation.

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

Revenue Recognition  —   Our revenue recognition policies are in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, Software Revenue Recognition as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.  SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts,  Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as revised by SAB No. 104, Revenue Recognition,  Emerging Issues Task Force (“EITF”) 01-09 Accounting for  Consideration Given by a Vendor to a Customer, and FASB Interpretation No. 39 Offsetting of Amounts Related to Certain Contracts - an interpretation of APB Opinion No. 10 and Financial Accounting Standards Board (“FASB”) Statement No. 105, and  EITF 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.

We evaluate revenue recognition using the following basic criteria and recognize revenue when all four criteria are met:

(i) Evidence of an arrangement: Evidence of an arrangement with the customer that reflects the terms and conditions to deliver products must be present in order to recognize revenue.

(ii) Delivery: Delivery is considered to occur when the products are shipped and the risk of loss and reward has been transferred to the customer. At times, for us, this occurs when the product has shipped to the retailer from the distributor that we sold to on consignment.

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

Red Mile may be required to levy European Value Added Tax (“VAT”) and Australian Goods and Services Tax (“GST”) on shipments of products within the EU member countries, and Australia, respectively. Pursuant to EITF 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement, Red Mile will include the taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction on a gross basis (included in revenues and cost of sales).

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

Foreign Currency Translation and Remeasurement— The functional currency of our foreign subsidiary is its local currency. All assets and liabilities of our foreign subsidiary are translated into U.S. dollars at the exchange rate in effect at the end of the period, and revenue and expenses are translated at weighted average exchange rates during the period. The resulting translation adjustments are reflected as a component of accumulated other comprehensive income (loss) in shareholders’ equity. The functional currency of the Company’s assets and liabilities denominated in foreign currencies is the US dollar. Assets and liabilities denominated in foreign currencies are re-measured at each balance sheet date at the prevailing exchange rates on the balance sheet date. The resulting re-measurements are reflected in other income (expense), net in the Condensed Consolidated Statements of Operations.

Stock-Based Compensation Plans — On April 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) 123 (revised 2004), Share-Based Payment  ( “SFAS 123(R)”), requiring us to recognize expense related to the fair value of our stock-based compensation awards. Prior to April 1, 2006, the Company used the minimum value method in estimating the value of employee option grants as allowed by SFAS 123, amended by SFAS 148 Accounting for stock based compensation - transition and disclosure. Accordingly, we have elected to use the prospective transition method as permitted by SFAS 123(R) and therefore have not restated our financial results for prior periods. Under this transition method, stock-based compensation expense for the three and nine months ended December 31, 2008 includes compensation expense for all stock option awards granted subsequent to March 31, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). We recognize compensation expense for stock option awards on a straight-line basis over the requisite service period of the award.

In March 2005, the Securities and Exchange Commission (“SEC”) issued (“SAB”) No. 107, which offers guidance on SFAS 123(R). SAB 107 was issued to assist preparers by simplifying some of the implementation challenges of SFAS 123(R) while enhancing the information that investors receive. SAB 107 creates a framework that is premised on two overarching themes: (a) considerable judgment will be required by preparers to successfully implement SFAS 123(R), specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Key topics covered by SAB 107 include valuation models, expected volatility and expected term. The Company is applying the principles of SAB 107 in conjunction with its adoption of SFAS 123(R) for stock options granted up to December 31, 2007.

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

Loss Per Share — We compute basic and diluted loss per share amounts pursuant to the SFAS No. 128, “Earnings per Share.” Basic loss per share is computed using the weighted average number of common shares outstanding during the period.

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

The following table summarizes the weighted average shares outstanding for the three months ending December 31, 2008 and 2007:

	Three Months Ended December 31,
	2008	2007
Basic weighted average shares outstanding	15,977,941	15,952,005
Total stock options outstanding	1,012,734	1,776,007
Less: anti-dilutive stock options due to loss	(1,012,734)	(1,776,007)
Total warrants outstanding	1,261,928	3,374,327
Less: anti-dilutive warrants due to loss	(1261,928)	(3,374,327)
Diluted weighted average shares outstanding	15,977,941	15,952,005

The following table summarizes the weighted average shares outstanding for the nine months ending December 31, 2008 and 2007:

	Nine Months Ended December 31,
	2008	2007
Basic weighted average shares outstanding	15,977,941	13,378,805
Total stock options outstanding	1,012,734	1,776,007
Less: anti-dilutive stock options due to loss	(1,012,734)	(1,776,007)
Total warrants outstanding	1,261,928	3,374,327
Less: anti-dilutive warrants due to loss	(1,261,928)	(3,374,327)
Diluted weighted average shares outstanding	15,977,941	13,378,805

NOTE 3 — ACCRUED LIABILITIES

	December 31, 2008	March 31, 2008
Accrued royalties payable	$388,233	$679,469
Accrued bonuses	—	67,900
Accrued milestone payments to developers or other development costs	600,000	186,389
Accrued paid time off	33,106	24,500
Accrued professional fees	181,250	148,369
Accrued commissions	72,108	96,865
Other	2,972	8,442

Total	$1,277,669	$1,211,934

NOTE 4 — DEFERRED REVENUE

	December 31, 2008	March 31, 2008
Heroes Over Europe	4,750,000	—
Lucinda Green’s Equestrian Challenge	$—	$40,892

Total	$4,750,000	$40,892

NOTE 5 — OTHER CURRENT LIABILITIES

	December 31, 2008	March 31, 2008
Contingent Registration Payment Liability	154	48,000
Total	$154	$48,000

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

NOTE 6 — COMMITMENTS

Developer and intellectual property contracts - In the normal course of business, we enter into contractual arrangements with third-parties for the development of products, as well as for the license rights to intellectual property and/or underlying game engines. Under these agreements, we commit to provide specified payments to a developer, or intellectual property holder, based upon contractual arrangements.  For our development agreements, we will often renegotiate development fees if the costs-to-complete the product has differed from what was contractually agreed to. In these cases, we may increase the amounts of payments made to developers before a new contractual agreement is reached. Typically, the payments to third-party developers are conditioned upon the achievement by the developers of contractually specified development milestones. These payments to third-party developers and intellectual property holders may be deemed to be advances and are recoupable against future royalties earned by the developer or intellectual property holder based on the sale of the related game. Assuming all contractual provisions are met, the total future minimum commitments for development contracts, intellectual property holders, and licensors of underlying game engines in place as of December 31, 2008 are approximately $1,794,500 which is scheduled to be paid as follows in our upcoming fiscal years:

Year ended March 31,
2009	$452,000
2010	$940,000
2011	$402,500
Total	$1,794,500

Lease Commitments

In March 2008, we moved our corporate offices from Sausalito to San Anselmo, California. Our corporate offices are in leased space in San Anselmo, California of approximately 1,300 square feet at $2.03 per square foot per month. We believe that if we lost this lease, we could promptly relocate within ten miles on similar terms. Rent expense for the nine months ended December 31, 2008 and 2007 was $21,134 and $56,860, respectively.

Approximate future minimum lease payments under non-cancelable office and equipment lease agreements are as follows:

Year ended March 31
2009	$7,295
2010	32,631
2011	33,588
Total	$73,514

NOTE 7 — STOCK OPTIONS AND STOCK COMPENSATION

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Period Ended December 31, 2008
Expected life (in years)	4.2 – 6.5
Risk free rate of return	4.0% - 5.13%
Volatility	50% - 80%
Dividend yield	-
Forfeiture rate	9% - 15%

The following table sets forth the total stock-based compensation expense for the three months ended December 31, 2008 and 2007.  All research and development costs, and sales, marketing, and business development costs in this table are related to employees. General and administrative costs are broken out between those related to consultants and those related to employees.

	Three Months Ended December 31, 2008	Three Months Ended December 31, 2007
Research and development costs	$—	$5,658
Sales, marketing, and business development costs	—	4,568
General and administrative costs—consultants	3,395	3,395
General and administrative costs—employees	50,426	103,336
Stock-based compensation before income taxes	53,821	116,957
Income tax benefit	-	-
Total stock-based employee compensation expense after income taxes	$53,821	$116,957

During the three months ended December 31, 2008, no stock options were granted.

The following table sets forth the total stock-based compensation expense for the nine months ended December 31, 2008 and 2007.  All research and development costs, and sales, marketing, and business development costs in this table are related to employees. General and administrative costs are broken out between those related to consultants and those related to employees.

	Nine Months Ended December, 2008	Nine Months Ended December 31, 2007
Research and development costs	$—	$16,914
Sales, marketing, and business development costs	—	19,137
General and administrative costs—consultants	10,147	4,834
General and administrative costs—employees	150,729	314,947
Stock-based compensation before income taxes	160,877	355,832
Income tax benefit	-	-
Total stock-based employee compensation expense after income taxes	$160,877	$355,832

On April 8, 2005, our board of directors approved the Red Mile Entertainment 2005 Stock Option Plan (the “Plan”) which permits the board of directors to grant to officers, directors, employees and third parties incentive stock options, non-qualified stock options, restricted stock and stock appreciation rights. On March 15, 2007, the board of directors and stockholders holding a majority of voting power voted to authorize the board of directors, at its discretion, to amend the 2005 Stock Option Plan (the “Amended Plan”).

Under the Amended Plan, options for 2,500,000 shares of common stock are reserved for issuance.  At December 31, 2008, we had 1,487,266 options available for grant.  Options have been issued with exercise prices of between $0.66 and $4.00 per share as follows:

Option activity under the Amended Plan is as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at March 31, 2006	940,966	$0.75		$-
Granted	1,124,167	3.75
Exercised	-	-
Forfeited or expired	(76,388)	2.73	-	-
Outstanding at March 31, 2007	1,988,745	$2.28	9.71	$3,420,166
Exercisable at March 31, 2007	607,000	$0.83	8.65	$1,926,537
Granted	45,000	2.35
Exercised	(143,068)	0.71
Forfeited or expired	(114,670)	$0.88	-	-
Outstanding at March 31, 2008	1,776,007	$2.59	8.44	$-
Exercisable at March 31, 2008	676,007	$1.35	7.86	$-
Granted	-	-	-
Exercised	-	-	-
Forfeited or expired	(763,272)	$3.24	-
Outstanding at December 31, 2008	1,012,734	$2.10	7.56	-
Exercisable at December 31, 2008	586,622	$0.79	7.04	-

Options Outstanding				Options Exercisable

	Number	Weighted Avg.	Weighted Avg.	Number	Weighted Avg.
Range of Exercise Prices	Outstanding	Remaining Life	Exercise Price	Exercisable	Exercise Price
$0.66 - $1.49	564,400	7.00	$ 0.71	564,400	$ 0.71
$1.50 - $2.37	30,000	8.65	$ 2.35	10,000	$ 2.35
$2.38 - $4.00	418,334	8.25	$ 3.97	12,222	$ 3.30
	1,012,734			586,622

In the case where shares have been granted to third parties, the fair value of such shares is recognized as an expense in the period issued using the Black-Scholes option pricing model.

In the case of shares granted to employees, the fair value of such shares is recognized as an expense over the service period.  As of December 31, 2008, the fair value of options issued by the Company was $2,626,385 of which $1,389,891 in expense has been forfeited. Expense recognized for the nine months ending December 31, 2008 was $160,877.  The unamortized cost remaining at December 31, 2008 was $496,297 with a weighted average expected term for recognition of 3.15 years. At the time of grant, the estimated fair values per option were from $0.33 to $2.94.

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

In January 2007, the Company acquired all of the assets of Roveractive, Ltd., a worldwide distributor and publisher of downloadable PC and PDA-based casual games, in exchange for 33,333 shares of the Company’s common stock.

From June 25 through June 27, 2007, the Company issued an aggregate of $2,050,000 of Convertible Promissory Notes to a total of 19 note holders. In addition, on June 25, 2007, the Company issued a $350,000 Convertible Promissory Note to one note holder. These notes automatically converted into 960,000 units of the Company in July 2007, with one unit consisting of one share of the Company’s common stock, and 0.2 of one warrant with an exercise price of $2.75 per share.

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

On July 18, 2007, the Company issued 1,872,600 units at $2.50 per unit with each unit consisting of one share of common stock and 0.2 of one warrant to a total of 69 investors for net proceeds of $4,295,527 (gross proceeds of $4,681,501).

NOTE 9 — WARRANTS

The following table lists the total number of warrants outstanding as of December 31, 2008.

Expiring	Strike Price	Number of Common shares
January 18, 2009 (a)	(a)	566,520
July 17, 2009	2.75	480,000
July 18, 2009	3.00	215,408
Total		1,261,928

(a) These warrants expire on the earlier of (i) a liquidity transaction or (ii) January 18, 2009. The warrants entitle the holder to acquire common stock for no consideration. In January 2009, 255,080 of these warrants were exercised and 311,440 expired.

NOTE 10 — CONCENTRATIONS

Customer base

Our customer base includes distributors, co-publishers, and retailers of video games in the United States, Europe, and Australia. We review the creditworthiness of our customers on an ongoing basis, and believe that we need an allowance for potential credit losses at December 31, 2008 of $199,076 compared to $574,090 at March 31, 2008. The receivables recorded from our customers are net of their reserves for uncollectible accounts. Account balances are charged off against the allowance when the Company believes it is probable that accounts receivable will not be recovered.

As of December 31, 2008, one customer accounted for 64.3% of our accounts receivable. During the nine months ended December 31, 2008, two customers accounted for 63.3% and 25.17%, respectively, of our consolidated net revenues. During the nine months ended December 31, 2007, two customers accounted for 51.8% and 31.0%, respectively, of our consolidated net revenues.

Operations by Geographic Area

Our products are sold in North America, Europe, Australia, and Asia through third-party licensing arrangements, through distributors, and through retailers.

The following tables display consolidated net revenue by location during the three and nine months ended December 31, 2008:

Location	Three Months Ended December 31, 2008
North America	$43,737
Europe	3,608
$47,345

Location	Nine Months Ended December 31, 2008
North America	$108,850
Europe	53,585
$162,435

Location of assets

Our tangible assets, excluding inventory, are located at our corporate offices in San Anselmo, California and on loan to a third party developer in Melbourne, Australia. Inventory is located at a select few third party warehouse facilities.

NOTE 11 – REVOLVING LINE OF CREDIT

On February 11, 2008, we entered into an uncommitted revolving line of credit agreement with Tiger Paw Capital Corporation, a corporation owned and operated by Mr. Kenny Cheung, a member of the Company’s board of directors in the amount of $1,000,000 (the “Line"). The Line is available for working capital requirements. Any amounts drawn on the Line are payable on demand. The Line is an uncommitted obligation where Tiger Paw Capital Corporation may decline to make advances under the Line, or terminate the Line, at any time and for any reason without prior notice to the Company.  The Line bears interest at the rate of 10% per annum and is payable to Tiger Paw Capital Corporation on demand. Advances under the Line may be pre-paid without penalty. The Line has a subordinated security interest to all present and future assets of the Company and carries no financial or operating covenants. As of December 31, 2008, we have drawn $500,000 on the Line.

On May 7, 2008, we entered into a Temporary Forbearance Agreement with Tiger Paw Capital Corporation whereby Tiger Paw Capital Corporation agreed not to exercise any demand or enforcement rights under the Line until November 7, 2008.

On November 5, 2008, we entered into an Amendment to Temporary Forbearance Agreement with Tiger Paw Capital Corporation whereby Tiger Paw Capital Corporation agreed not to exercise any demand or enforcement rights under the Line until the earlier of: (i) the closing date of our merger with and into the subsidiary of SilverBirch, Inc.; (ii) fifteen days after the termination of the merger agreement with SilverBirch, Inc.; (iii) the date of any change of control of Red Mile other than the merger with SilverBirch, Inc.; and (iv) the occurrence of an event of default.

On December 3, 2008, we terminated the Merger Agreement with SilverBirch based on a material breach by Silverbirch of the Merger Agreement. Accordingly, December 18, 2008 was the end of the period during which TigerPaw Capital Corporation agreed to forbear on its demand and enforcement rights under the Temporary Forbearance Agreement, as amended.  However, the Line remains subordinate to the senior debt to SilverBirch Inc. discussed below.  Tiger Paw has not demanded repayment of the Line.

We are currently negotiating with Tiger Paw Capital Corporation to increase the amount of the Line.

NOTE 12 – SECURED CREDIT LOAN

On May 7, 2008, we entered into a secured credit agreement with SilverBirch Inc, a Canadian publicly traded corporation in the amount of $750,000 Canadian Dollars ($746,410 USD equivalent) (the “Facility”). The Facility is available for development and production of our “Heroes Over Europe” video game and general and administrative purposes. On May 7, 2008, we borrowed CAD $302,000 ($302,000 USD equivalent) against the Facility in respect of a development payment due to the developer of the “Heroes Over Europe” video game.  On May 12, 2008, we borrowed CAD $448,000 ($444,410 USD equivalent) against the facility. The Facility bears interest at the rate of 10% per annum and is payable to SilverBirch, Inc. quarterly in arrears. Advances under the Facility may be pre-paid without penalty. The Facility carries a first priority security interest in all our present and future assets in addition to the securities in the capital of our three wholly owned subsidiaries. The Facility contains customary terms and conditions for credit facilities of this type, including restrictions on the Company’s ability to incur or guaranty additional indebtedness, create liens, make loans or investments, sell assets, pay dividends or make distributions on, or repurchase, its stock.

In October 2008, we amended the secured credit agreement whereby SilverBirch, Inc. agreed not to exercise any demand or enforcement rights under such agreement until the closing of our merger into their subsidiary.

On December 3, 2008, we terminated the Merger Agreement with SilverBirch based on a material breach by SilverBirch of the Merger Agreement. The terms of the Facility call for repayment of all amounts advanced under the Facility within fifteen days after termination of the Merger Agreement. We received a demand from SilverBirch Inc. on December 3, 2008 for repayment of the advances under the Facility, with interest, by December 18, 2008.

On December 30, 2008, we entered into a Standstill Agreement (the “Standstill Agreement”) with SilverBirch whereby both parties agreed to forbear and stand still from exercising their respective rights and remedies against each other during the Standstill Period. The Standstill Period commenced on December 30, 2008 and ends on the “Standstill Termination Date”, the date which is the earlier of: (i) the date of the payment of the Final Settlement Payment (as such term is defined below); (ii) July 31, 2009; or (iii) the date that SilverBirch gives written notice to us of SilverBirch’s election to terminate the Standstill Period in the event we breach or fail to comply with any of the terms of the Standstill Agreement “Early Termination”.

Under the Standstill Agreement, we agreed to pay SilverBirch the following amounts in Canadian Dollars in connection with the secured credit loan on the following dates:

(1)	$50,000 upon execution of the Standstill Agreement;

(2)
$225,000 on the earlier of: (i) our  achieving certain development milestones in connection with development of our “Heroes Over Europe” game and receiving the next co-publishing installment payment from our co-publishing partner; and (ii) February 6, 2009;

(3)
$250,000 on the earlier of: (i) our achieving the next succeeding milestone following the aforementioned milestone and receiving applicable co-publishing installment payment from our co-publishing partner; and (ii) March 20, 2009; and

(4)	$75,000 on the earlier of: (i) our signing a publishing agreement in connection with our licensed Sin City Video game; and (ii) July 31, 2009.

In our third fiscal quarter of 2009, we recognized an unrealized foreign exchange gain of $108,483 related to the devaluation of the Canadian dollar denominated loan.

Each of the above-referenced payments are referred to as “Settlement Payment Installments” and collectively, the four Settlement Payment Installments are referred to as the “Final Settlement Payment.”

Subject to timely payment of the Final Settlement Payment by us, each party has agreed to fully release the other party and its officers, directors, shareholders, agents, employees, representatives, successors and assigns from all claims, liabilities and causes of action including those arising out of the documents related to the secured loan and the merger agreement.

NOTE 13 — SUBSEQUENT EVENTS

On February 11, 2009, IR Gurus Pty Ltd., the Company’s developer for its “Heroes Over Europe” title, sent the Company a termination notice with respect to the software development and licensing agreement for such title claiming that the Company failed to make a payment under such agreement in the amount of $281,000.

On February 11, 2009, Atari Interactive, Inc., the Company’s publishing partner for its “Heroes Over Europe” title, sent the Company a termination notice with respect to the publishing agreement for such title claiming that the Company breached the publishing agreement. The Company disputes the grounds for termination.  The publishing partner has ceased making milestone payments to the Company which has had a material and adverse effect on the Company’s ability to continue operations.

NOTE 14 — NEW ACCOUNTING PRONOUNCEMENT

SFAS 157

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value and expands the level of disclosures regarding fair value. SFAS 157 also emphasizes that fair value is a market-based measurement rather than an entity-specific measurement. The Company adopted the provisions of SFAS 157 relating to financial assets and liabilities and other assets and liabilities carried at fair value on a recurring basis effective on April 1, 2008, as required.  As allowed by FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, the Company has elected to defer the adoption of SFAS 157 with respect to non-financial assets and liabilities until April 1, 2009.  There was no material impact on the Company’s financial statements at the time of adoption; however, the Company does expect that this new standard will impact certain aspects of its accounting for business combinations on a prospective basis, including the determination of fair values assigned to certain purchased assets and liabilities.

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

FIN 48

Effective April 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109  or FIN 48. FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain income tax positions recognized in the financial statements in accordance with SFAS No. 109. Income tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods.

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

EITF 07-03

In June 2007, the EITF reached a consensus on EITF No. 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, or EITF 07-03. EITF 07-03 specifies the timing of expense recognition for non-refundable advance payments for goods or services that will be used or rendered for research and development activities. EITF 07-03 was effective for fiscal years beginning after December 15, 2007, and early adoption is not permitted. Adoption of EITF 07 has not  had a material impact on either our financial position or results of operations.

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

SFAS 141(R) and SFAS 160

In December 2007, the Financial Accounting Standards Board  (“FASB”) issued Statement No. 141(Revised 2007), Business Combinations  (SFAS 141(R)) and Statement No. 160,  Accounting and Reporting of Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160). These statements will significantly change the financial accounting and reporting of business combination transactions and non-controlling (or minority) interests in consolidated financial statements. SFAS 141(R) requires companies to: (i) recognize, with certain exceptions, 100% of the fair values of assets acquired, liabilities assumed, and non-controlling interests in acquisitions of less than a 100% controlling interest when the acquisition constitutes a change in control of the acquired entity; (ii) measure acquirer shares issued in consideration for a business combination at fair value on the acquisition date; (iii) recognize contingent consideration arrangements at their acquisition-date fair values, with subsequent changes in fair value generally reflected in earnings; (iv) with certain exceptions, recognize pre-acquisition loss and gain contingencies at their acquisition-date fair values; (v) capitalize in-process research and development (IPR&D) assets acquired; (vi) expense, as incurred, acquisition-related transaction costs; (vii) capitalize acquisition-related restructuring costs only if the criteria in SFAS 146,  Accounting for Costs Associated with Exit or Disposal Activities, are met as of the acquisition date; and (viii) recognize changes that result from a business combination transaction in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals as adjustments to income tax expense. SFAS 141(R) is required to be adopted concurrently with SFAS 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (our fiscal 2010). Early adoption of these statements is prohibited. We believe the adoption of these statements will have a material impact on significant acquisitions completed after March 31, 2009.

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

SFAS 162

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with US GAAP for non-governmental entities. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, the meaning of “Present Fairly in Conformity with GAAP”. The Company is in the process of evaluating the impact, if any, of SFAS No. 162 on its consolidated financial statements.

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

EITF 07-5

In June 2008, the EITF reached a consensus in Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). This Issue addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in paragraph 11(a) of SFAS 133. EITF 07-5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. We do not expect the adoption of this accounting guidance to impact our results of operations or financial position.

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

The information contained in this Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008 is not a complete description of the Company’s business or the risks associated with an investment in the Company’s common stock. Each reader should carefully review and consider the various disclosures made by the Company in this Quarterly Report on Form 10-Q and in the Company’s other filings with the Securities and Exchange Commission.

These forward-looking statements are made as of the date of this Form 10-Q, and we assume no obligation to explain the reason why actual results may differ. In light of these assumptions, risks, and uncertainties, the forward-looking events discussed in this Form 10-Q might not occur.

Overview

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

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses since inception of $35,186,097 at December 31, 2008, and has predominantly incurred negative cash flows from operations.

The Company is attempting to increase its revolving line of credit with Tiger Paw Capital Corporation.  If the Company is unable to substantially increase such line of credit within the next 30 days, the Company will likely cease operations.

If the Company is successful in increasing the revolving line of credit with Tiger Paw Capital Corporation, the Company plans to immediately implement a strategic plan to contribute to meeting the Company’s cash flow requirements. Management believes that this plan is capable of removing the threat to continuation of the business during the 12 month period following the most recent balance sheet presented.  However, there can be no guarantee or assurance that the Company will be successful in implementing its plan. In particular, failure to raise external capital within the next 30 days will likely cause the Company to cease operations.  The Company’s strategic financing plan has the following components:

(1)	The Company is considering all remedies available under its publishing agreement with its partner for its “Heroes Over Europe” title which may include compensatory damages.

(2)
The Company plans to enter into a co-publishing agreement for its licensed Sin City video game which will provide the Company with minimum guarantees on execution of the agreement as well as milestone payments coinciding with the timing of milestone obligations the Company has to its developers.

(3)	The Company plans to renegotiate both the amount and timing for payment of many of its current payables and accrued obligations.

Notwithstanding this strategic financing plan, however, we cannot guarantee that the Company will be successful in increasing its revolving line of credit, sustaining a profitable level of operations or raising capital at favorable rates, or at all. The accompanying condensed consolidated financial statements do not include any adjustments that might result from failures to increase the revolving line of credit, sustain profitability or raise capital.

Liquidity and Capital resources

During our second fiscal quarter of 2008, we signed a publishing agreement with Atari for our “Heroes Over Europe” titles under development. Our agreement with Atari provides us with minimum guaranteed payments from Atari in addition to back-end royalty payments.

On February 11, 2009, IR Gurus Pty Ltd., the Company’s developer for its “Heroes Over Europe” title, sent the Company a termination notice with respect to the software development and licensing agreement for such title claiming that the Company failed to make a payment under such agreement in the amount of $281,000.

On February 11, 2009, Atari Interactive, Inc., the Company’s publishing partner for its “Heroes Over Europe” title, sent the Company a termination notice with respect to the publishing agreement for such title. The Company disputes the grounds for termination. The publishing partner has ceased making milestone payments to the Company which has had a material and adverse effect on the Company’s ability to continue operations.

On February 11, 2008, we entered into an uncommitted revolving line of credit agreement with Tiger Paw Capital Corporation, a corporation owned and operated by Mr. Kenny Cheung, a member of the Company’s board of directors in the amount of $1,000,000 (the “Line”). The Line is available for working capital requirements. Any amounts drawn on the Line are payable on demand. The Line is an uncommitted obligation where Tiger Paw Capital Corporation may decline to make advances under the Line, or terminate the Line, at any time and for any reason without prior notice to the Company.  The Line bears interest at the rate of 10% per annum and is payable to Tiger Paw Capital Corporation on demand. Advances under the Line may be pre-paid without penalty. The Line has a subordinated security interest to all present and future assets of the Company and carries no financial or operating covenants. As of December 31, 2008, we have drawn $500,000 on the Line.  We are attempting to increase the Line in order to sustain operations.

On May 7, 2008, we entered into a Temporary Forbearance Agreement with Tiger Paw Capital Corporation whereby Tiger Paw Capital Corporation agreed not to exercise any demand or enforcement rights under the Line until November 7, 2008.

On October 7, 2008, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with SilverBirch Inc., RME Merger Sub Corp., a Delaware corporation and wholly owned subsidiary of SilverBirch Inc. (“Merger Sub”), and Kenny Cheung, as stockholder representative.

On November 5, 2008, we entered into an Amendment to Temporary Forbearance Agreement with Tiger Paw Capital Corporation whereby Tiger Paw Capital Corporation agreed not to exercise any demand or enforcement rights under the Line until the earlier of: (i) the closing date of our merger with and into the subsidiary of SilverBirch Inc.; (ii) fifteen days after the termination of the Merger Agreement with SilverBirch Inc.; (iii) the date of any change of control of Red Mile other than the merger with SilverBirch, Inc.; and (iv) the occurrence of an event of default.

On December 3, 2008, we terminated the Merger Agreement with SilverBirch based on a material breach by SilverBirch of the Merger Agreement. As of December 18, 2008, Tiger Paw Capital Corporation became entitled to exercise its demand and enforcement rights against us under the Line although they have not yet exercised any of its rights.

On May 7, 2008, we entered into a secured credit agreement with SilverBirch Inc., a Canadian publicly traded corporation in the amount of $750,000 Canadian Dollars (the “Facility”). The Facility was made available for development and production of our “Heroes Over Europe” video game and general and administrative purposes. Amounts drawn on the Facility are payable upon the closing or termination of the merger agreement.  The Facility bears interest at the rate of 10% per annum and is payable to Lender quarterly in arrears. Advances under the Facility may be pre-paid without penalty.

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

As previously mentioned, on December 3, 2008, we terminated the Merger Agreement with SilverBirch based on a material breach by SilverBirch Inc. of the Merger Agreement.

On December 30, 2008, we entered into a Standstill Agreement (the “Standstill Agreement”) with SilverBirch whereby both parties agreed to forbear and standstill from exercising their respective rights and remedies against each other during the “Standstill Period”. Such period commences on December 30, 2008 and ends on the “Standstill Termination Date”, the date which is the earlier of: (i) the date of the payment of the Final Settlement Payment (as such term is defined below); (ii) July 31, 2009; or (iii) the date that SilverBirch gives written notice to us of SilverBirch’s election to terminate the Standstill Period in the event we breach or fail to comply with any of the terms of the Standstill Agreement “Early Termination”.

Under the Standstill Agreement, we agreed to pay SilverBirch the following amounts in Canadian Dollars in connection with the secured credit loan on the following dates:

(1)	$50,000 upon execution of the Standstill Agreement;

(2)
$225,000 on the earlier of: (i) our  achieving certain development milestones in connection with development of our Heroes Over Europe game and receiving the next co-publishing installment payment from our co-publishing partner; and (ii) February 6, 2009;

(3)
$250,000 on the earlier of: (i) Our achieving the next succeeding milestone following the aforementioned milestone and receiving applicable co-publishing installment payment from our co-publishing partner; and (ii) March 20, 2009; and

(4)	$75,000 on the earlier of: (i) our signing a publishing agreement in connection with our licensed Sin City Video game; and (ii) July 31, 2009.

Each of the above-referenced payments are referred to as “Settlement Payment Installments” and collectively, the four Settlement Payment Installments are referred to as the “Final Settlement Payment.”

We currently need to raise additional capital in order to continue operating our business. We believe our current cash on hand on as of February 10, 2009 of approximately $341,000 will allow us to continue our business operations until the March 31, 2009.  If we are unable to increase our credit line or raise new capital, we will likely be unable to continue operations past March 31, 2009.

We anticipate needing an additional $10,000,000 to finance our planned operations over the next 24 to 36 months. We will be unable to complete development of “Heroes Over Europe” and “Sin City: The Game” (working title), or publish any other additional games if we are unable to receive co-publishing advances on both the foregoing titles or raise additional capital through either sale of securities or issuance of debt.

RED MILE ENTERTAINMENT, INC.

Results of Operations

The unaudited results of operations for the three months ending December 31, 2008 and  2007 are as follows:

Summary of Unaudited Statements of Operations
Three Months Ended December 31, 2008 and 2007

Summary of Statements of Operations

	2008	2007	% change
Revenue	$47,345	$5,704,034	(99)%
Cost of sales	50,566	6,314,875	(99)%
Gross margin	(3,221)	(610,841)
Operating expenses	574,908	2,026,844	(72)%
Net loss before interest income (expense), other income (expense) and provision for income taxes	(578,129)	(2,637,685)
Interest income (expense), net	(30,209)	8,806	(443)%
Other income (expense), net	107,614	(190,080)	221%
Net loss	$(500,724)	$(2,818,959)	(87)%

Net loss per common share - Basic and diluted	$(0.03)	$(.18)
Shares used in computing basic and diluted net loss per share (in 000’s)	15,978	15,952

Summary of Unaudited Statements of Operations
Nine Months Ended December 31, 2008 and 2007

Summary of Statements of Operations

	2008		2007	% change
Revenue	$162,435		$9,137,350	(98)%
Cost of sales	147,382		11,342,119	(99)%
Gross margin	15,053		(2,204,769)
Operating expenses	2,347,701		6,138,526	(62)%
Net loss before interest income (expense), other income (expense) and provision for income taxes	(2,332,648)		(8,343,295)
Debt conversion inducement costs	-		(4,318,286)
Beneficial debt conversion costs	-		(662,902)
Interest income (expense), net	(87,923)		(80,255)	(10)%
Amortization of senior secured convertible debenture issuance costs	-		78,399
Other income (expense), net	164,612		(190,080)	251%
Income tax expense	800		-
Net loss	$(2,256,759	)3	$(13,673,217)	(84)%

Net loss per common share - Basic and diluted	$(0.14)		$(1.02)
Shares used in computing basic and diluted net loss per share (in 000’s)	15,978		13,379

Revenues

Revenues were $47,345 and $5,704,034 during the three months ended December 31, 2008 and 2007, respectively. Revenues were $162,435 and $9,137,350 during the nine months ended December 31, 2008 and 2007, respectively. The decrease is primarily due to sales of “Jackass: The Game” which first shipped in our second quarter of fiscal 2008. Our license agreement for Jackass was terminated in March 2008 and accordingly, there were no sales of Jackass in fiscal 2009.  Revenue for the three months ended December 31, 2008 primarily related to adjustments of the Company’s price protection reserve balances at the end of the quarter from additional sell-through of products in the retail channel to end consumers.

Our revenues are subject to material seasonal fluctuations. In particular, revenues in our third fiscal quarter will ordinarily be significantly higher than other fiscal quarters. Revenues recorded in our third fiscal quarter are not necessarily indicative of what our reported revenues will be for an entire fiscal year.  We had no new products that were released in our third fiscal quarter of 2008 and accordingly our revenue were not higher in our third fiscal quarter of 2009 compared to the other fiscal quarters in 2009.

We currently have two games under development which we anticipate will be ready for shipment in fiscal years 2010 through 2012. We are developing “Sin City: The Game” (working title) and plan to ship this game in fiscal 2012.  We are developing “Heroes Over Europe”, a sequel to “Heroes of the Pacific” that is set in the European Theatre of World War II (for the next generation consoles and PC) that we expect to ship in fiscal 2010.  We have been experiencing milestone payment delays from our co-publishing partner on Heroes Over Europe and have accordingly been delayed in making payments to our developer. Failure to make timely payments will likely cause us to miss our expected ship date. We are also developing Sin City: The Game (working title) and currently in the process of negotiating revisions to the license agreement. If we can raise sufficient funds to continue operations, we expect to ship this game in fiscal 2012.

We record revenues net of distribution fees.

We may be required to levy European Value Added Tax (“VAT”) and Australian Goods and Services Tax (“GST”) on shipments of  products within the European Union member countries, and Australia, respectively. Pursuant to EITF 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement, we include the taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction on a gross basis (included in revenues and costs). For the three and nine months ended December 31, 2008, no taxes assessed by a governmental authority were included in revenue and cost of sales. For the three and nine months ended December 31, 2007, $167,300 in taxes assessed by a governmental authority were included revenue and cost of sales.

Cost of sales

Cost of sales were $50,566 and $6,314,875 during the three months ended December 31, 2008 and 2007, respectively. Cost of sales were $147,382 and $11,342,119 during the nine months ended December 31, 2008 and 2007, respectively. The decrease is primarily due to the decrease in sales of “Jackass: The Game” since there were no sales of the game in fiscal 2009.

Cost of sales for the three months ended December 31, 2008 and 2007 consisted of:

	December 31, 2008	December 31, 2007
Amortization of capitalized software development costs, cost of inventory sold, manufacturing and distribution costs	$14,287	$4,763,313
Royalties to third party game developers	2,713	822,031
 Write down of inventory costs to net realizable value
     Write down of software development costs and advanced  royalties to net realizable value
     Taxes collected from customers and remitted to governmental authorities
	- 33,566 -	384,672 177,559 167,300
Total	$50,566	$6,314,875

Cost of sales for the nine months ended December 31, 2008 and 2007 consisted of:

	December 31, 2008	December 31, 2007
Amortization of capitalized software development costs, cost of inventory sold, manufacturing and distribution costs	$85,718	$8,117,402
Royalties to third party game developers	14,675	883,117
Write down of inventory costs to net realizable value
    Write down of software development costs and advanced  royalties to net realizable value
    Taxes collected from customers and remitted to governmental authorities
	2,046 44,943 -	410,044 1,764,256 167,300
Total	$147,382	$11,342,119

Operating Expenses

Operating expenses for three months ended December 31, 2008 and 2007, respectively, were as follows:

	Three Months Ended December 31, 2008	Percent of Total	Three Months Ended December 31, 2007	Percent of Total	Percent Decrease
Research and development costs	$222,487	38.7%	$442,333	21.8%	(50%)
General and administrative costs	307,608	53.5%	1,156,000	57.0%	(73%)
Marketing, sales and business development costs	44,813	7.8%	428,511	21.2%	(90%)

Total operating expenses	$574,908	100.0%	$2,026,844	100.0%	(72%)

Operating expenses for nine months ended December 31, 2008 and 2007, respectively, were as follows:

	Nine Months Ended December 31, 2008	Percent of total	Nine Months Ended December 31, 2007	Percent of total	Percent Decrease
Research and development costs	$740,478	31.5%	$1,038,426	16.9%	(29%)
General and administrative costs	1,499,009	63.9%	2,749,295	44.8%	(45%)
Marketing, sales and business development costs	108,214	4.6%	2,350,805	38.3%	(95%)

Total operating expenses	$2,347,701	100.0%	$6,138,526	100.0%	(62%)

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

Certain internal costs are capitalized as part of the development costs of a game. During the three and nine months ended December 31, 2008, $25,729 and $99,504 of internal costs were capitalized. During the three and nine months ended December 31, 2008, $174,063 and $578,938 of external costs were expensed as incurred as costs prior to the related game reaching technological feasibility.

Virtually all of the costs for R&D during the three and nine months ended December 31, 2008, related to costs incurred in the development of “Sin City: the Game”. R&D costs have decreased from the prior year as the Company has decreased its development activity of “Sin City: the Game”.

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

“Jackass: The Game” for the PSP and PS2 platforms shipped in North America in late September 2007, and in Europe and Australia in November 2007. The Nintendo DS version of the game shipped in January 2008.

In August of 2006, we also began development of a sequel of “Heroes of the Pacific” set in the European theatre on next generation consoles and PC (“Heroes Over Europe”).  If we can resolve our disputes with our developer and publishing partner, and raise sufficient funds to continue operations, we expect to ship the game in our fiscal 2010 year.

On May 18, 2007, we entered into a multi-year world-wide license agreement with Frank Miller, Inc., a New York Corporation (“FMI”). This license grants us the exclusive rights for the development, manufacturing, and publishing of games on multiple platforms based on all current and future Sin City comic books and collections, Sin City graphic novels, and other Sin City books owned or controlled by FMI, including all Sin City storylines of those comic books and graphic novels.  We are currently in the process of renegotiating certain terms of the license agreement.

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

General and Administrative Costs

General and administrative costs were $307,608 and $1,156,000 in the three months ended December 31, 2008 and 2007, respectively, a decrease of 73%. General and administrative costs were $1,499,009 and $2,749,295 in the nine months ended December 31, 2008 and 2007, respectively, a decrease of 45%. General and administrative (G&A) costs are comprised primarily of the costs of stock options issued to employees and consultants, employee salaries and benefits, professional fees (legal, accounting, investor relations, and consulting), facilities expenses, amortization and depreciation expenses, insurance costs, and travel. General and administrative costs primarily decreased due to a recovery in bad debt charges previously expensed that were recovered in the current quarter and a reduction in the number of employees following the Company’s restructuring in March 2008.

Sales, Marketing and Business Development Costs

Sales, marketing and business development costs were $44,813 and $428,511 during the three months ended December 31, 2008 and 2007, respectively, a decrease of 90%. Sales, marketing and business development costs were approximately $108,214 and $2,350,805 during the nine months ended December 31, 2008 and 2007, respectively, a decrease of 95%. Sales, marketing, and business development costs consist primarily of employee salaries, stock option expenses, employee benefits, consulting costs, public relations costs, promotional costs, marketing research, sales commissions, and sales support materials costs.  Sales, marketing, and business development costs decreased year over year primarily due to the Company no longer incurring marketing or promotional costs for Jackass: The Game and reduced headcount costs related to the Company’s restructuring in March 2008.

Interest Income (Expense), net

Interest income (expense), net were ($30,209) and $8,806 for the three months ended December 31, 2008 and 2007, respectively. The decrease primarily reflects lower cash balances in fiscal 2009 and interest incurred on the Company’s Line with Tiger Paw Capital Corporation and the secured credit loan from SilverBirch Inc. Interest income (expense), net were ($87,923) and ($80,255) for the nine months ended December 31, 2008 and 2007, respectively.  In 2008, we incurred interest charges on our senior secured convertible debentures that were no longer outstanding in fiscal 2009. In 2009, we incurred interest on the Line with Tiger Paw Capital Corporation and the secured credit loan from SilverBirch Inc.

Other Expense

Other income (expense) for the three months ended December 31, 2008 relates primarily to the principal foreign currency revaluation of the Canadian dollar secured credit loan from SilverBirch Inc.

During the three months ended December 31, 2007, we took a charge related to contingent liability charges on the value of 192,000 warrants issued on July 18, 2007, that management believed would not be cancelled as we were not able to realize a liquidity event in Canada before March 18, 2008.

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

Our significant accounting policies are summarized in Note 1 of our consolidated financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on our consolidated results of operations, financial position or liquidity for the periods presented in this Quarterly Report on Form 10-Q.

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

Revenue recognition

Our  revenue recognition policies are in accordance with the American Institute Of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2 Software Revenue Recognition as amended by SOP 98-9 Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions and SOP 81-1 Accounting for Performance of Construction Type and Certain Production-Type Contracts.

In most cases, we ship finished products to third party game distributors who will ship these products to retailers and charge us a distribution fee. Our internal sales force, together with the distributors’ sales force and an  outsourced independent sales group we use,  generate orders from the retailers. In North America, shipments made to an exclusive distributor (Navarre Corporation) are shipped under consignment, and accordingly we do not record any revenue on these shipments until the distributor ships the games to the retailers.  Revenue is recorded net of the distribution fees levied by the distributor.  We also ship directly to a select few specialty retailers and to video rental companies.

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

We may be required to levy European Value Added Tax (“VAT”) and Australian Goods and Services Tax (“GST”) on shipments of  products within the EU member countries, and Australia, respectively. Pursuant to EITF 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement, we will include the taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction on a gross basis (included in revenues and costs).

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

Off-Balance Sheet Arrangements

At December 31, 2008, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

Management, under the supervision and with the participation of our Chief Executive Officer, who is our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended as of the end of the period covered by this Quarterly Report  (the “Evaluation Date”).  Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, and this assessment identified material weakness in the Company’s internal control over financial reporting.

In making its assessment of internal control over financial reporting management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in  Internal Control—Integrated Framework.  Because of the material weakness described in the preceding paragraph, management believes that, as of December 31, 2008, the Company’s internal control over financial reporting was not effective based on those criteria.

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

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorization of management and our board of directors; and

•
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

Changes in Internal Control Over Financial Reporting

    There have been no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the quarter ended December 31, 2008 or subsequent to that date that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Our business involves a high degree of risk. Therefore, in evaluating us and our business you should carefully consider the risks set forth below as well as those set forth in our annual report on Form 10-KSB filed on June 19, 2008 with the SEC.

If we are unable to raise additional financing or receive advances from co-publishing or distribution partners, we will be unable to fund our product development and continue our business operations and investors may not receive any portion of their investment back.

On February 11, 2009, our publishing partner for our “Heroes Over Europe” title served us a termination notice of the publishing agreement for claims that we breached the publishing agreement.  We dispute the grounds for termination. The publishing partner has ceased making milestone payments to us which has had a material and adverse effect on our ability to continue operations.

We have never achieved positive cash flow from operations and there can be no assurance that we will do so in the future. We need additional financing to fund our product development costs and our operating costs that we anticipate incurring over the next several quarters. Our current cash on hand will enable us to continue operating until the end of our 2009 fiscal year. We anticipate needing an additional $10,000,000 to bring our existing products under development to market and finance our day to day operations.  If we are unable to make additional draws on our revolving line of credit, receive timely advances from co-publishing partners, or raise additional capital, we will be unable to continue our business operations and investors may not receive any portion of their investment back. If we are unable to make timely payments under our Standstill Agreement with SilverBirch Inc., we may be unable to continue our business operations and investors may not receive any portion of their investment back.

Because we have significant accumulated deficit and negative cash flows from operations, our independent registered accounting firm has qualified its opinion regarding our ability to continue as a going concern.

We have a significant accumulated deficit and have sustained negative cash flows from operations since our inception. The opinion of our independent registered accounting firm for the years ended March 31, 2008 and 2007 is qualified subject to uncertainty regarding our ability to continue as a going concern. In fact, the opinion states that these factors raise substantial doubt as to our ability to continue as a going concern. In order for us to operate and not go out of business, we must generate and/or raise capital to stay operational and ensure our co-publishing partners are making timely milestone payments to us. The continuity as a going concern is dependent upon our co-publishing partners making timely milestone payments to us, the continued financial support of our current shareholders, current line of credit lenders, and new investors. There can be no assurance that we will be successful with any of these initiatives.

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

As a result of our co-publishing partner on our “Heroes Over Europe” title delaying payment to us, we have been unable to make timely payments to our developer of the title. Our failure to make timely payments to our developer could cause our developer to become insolvent and unable to complete development of the game.

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

During the years ended March 31, 2008 and 2007, we incurred net losses of $15,711,149 and $8,038,894, respectively. Our ability to generate revenues and to become profitable depends on many factors, including without limitation, the market acceptance of our products and services, our ability to control costs and our ability to implement our business strategy. There can be no assurance that we will become or remain profitable.

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

If we are unable to increase our line of credit with Tiger Pay Capital Corporation,receive co-publishing or distribution advances on our games under development or raise sufficient capital, we will be unable to implement our business strategy. Co-publishing our titles will make it more difficult to achieve profitability and positive cash flow.  In such circumstances, it is likely that we will dissolve and we would likely not be able to return any funds back to investors.

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

We currently compete with Sony, Microsoft, and Nintendo, each of which develop and publish software for their respective console platforms. We also compete with numerous companies which are, like us, licensed by the console manufacturers to develop and publish software games that operate on their consoles. These competitors include Activision Blizzard, Atari, Capcom, Eidos, Electronic Arts, Koei, Konami, LucasArts, Midway, Namco, Sega, Take-Two Interactive, THQ, and Ubisoft, among others. Diversified media companies such as Time Warner, Viacom and Disney have also indicated their intent to significantly expand their software game publishing efforts in the future.

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

Our business will suffer if such third-parties do not manufacture and sell an adequate number of platforms to meet consumer demand or if the installed base of the platforms is insufficient.

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

We are currently dependent on one customer, Atari, for the majority of our future revenue which relates to co-publishing revenue of our “Heroes Over Europe” title currently under development. On February 11, 2009, Atari sent us a notice of termination with respect to our publishing agreement with Atari.  If we are unable to resolve our dispute with Atari and find a new publishing partner for this game, we may not be able to continue operations.  If major customers were to decrease their purchase volume or discontinue their relationship with us, our revenue would decrease significantly unless we were able to find new customers or co-publishing partners to replace the lost volume. There can be no assurance that such new customers or co-publishing partners could be found, or if found, that they would purchase the same quantity as the current customers.

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

We are not able to predict whether macroeconomic conditions will get worse or improve, or predict the timing of such developments.  If macroeconomic conditions get worse, we are not able to predict the impact such worsening conditions will have on the online marketing industry and on our results of operations.  Further, if and when macroeconomic conditions do improve, there can be no assurances that we will be able to regain the levels of revenue and profitability that we achieved prior to the macroeconomic downturn.

We incur increased costs as a result of being a public company, which could adversely affect our operating results.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002 and the new rules subsequently implemented by the Securities and Exchange Commissions, the National Association of Securities Dealers, Inc., and the Public Company Accounting Oversight Board have imposed various new requirements on public companies, including requiring changes in corporate governance practices. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We also expect these new rules will require us to incur substantial costs to obtain the same or similar insurance coverage. These additional costs will have a negative impact on our income and make it more difficult for us to achieve profitability.

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

 Provisions of Delaware law may make it more difficult for a third-party to acquire the Company, even if doing so would be beneficial to the stockholders of the Company. Section 203 of the Delaware General Corporation Law may makes an acquisition of the Company and the removal of incumbent officers and directors more difficult by prohibiting stockholders holding 15% or more of the Company’s outstanding voting stock from acquiring us, without our board of directors’ consent, for at least three years from the date they first hold 15% or more of the voting stock.

We may become subject to litigation which could be expensive or disruptive.

Similar to our competitors in the video game software industry, we have been and will likely become subject to litigation. Such litigation may be costly and time consuming and may divert management’s attention from our day-to-day operations. In addition, we cannot assure you that such litigation will be ultimately resolved in our favor or that an adverse outcome will not have a material adverse effect on our business, results of operations and financial condition.

Effect of Recent Accounting Pronouncements

EITF 06-03

In June 2006, the EITF reached a consensus on Issue No. 06-03 (“EITF 06-03”), How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The provisions of EITF 06-03 became effective as of December 31, 2006. We believe EITF 06-03 will have a material impact on our financial statements in the future.

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

In December 2007, the FASB issued proposed FASB Staff Position ("FSP") 157-b, Effective Date of FASB Statement No. 157, that would permit a one-year deferral in applying the measurement provisions of Statement No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity's financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of Statement 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. This deferral does not apply, however, to an entity that applies Statement 157 in interim or annual financial statements before proposed FSP 157-b is finalized. We believe the adoption of FSP 157-b may have a material impact on operating income or net earnings.

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

EITF 07-03

In June 2007, the EITF reached a consensus on EITF No. 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, or EITF 07-03. EITF 07-03 specifies the timing of expense recognition for non-refundable advance payments for goods or services that will be used or rendered for research and development activities. EITF 07-03 was effective for fiscal years beginning after December 15, 2007, and early adoption is not permitted. Adoption of EITF 07-03 has not had a material impact on either our financial position or results of operations.

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

SFAS 141(R) and SFAS 160

In December 2007, the Financial Accounting Standards Board  (“FASB”) issued Statement No. 141(Revised 2007), Business Combinations  (SFAS 141(R)) and Statement No. 160,  Accounting and Reporting of Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160). These statements will significantly change the financial accounting and reporting of business combination transactions and non-controlling (or minority) interests in consolidated financial statements. SFAS 141(R) requires companies to: (i) recognize, with certain exceptions, 100% of the fair values of assets acquired, liabilities assumed, and non-controlling interests in acquisitions of less than a 100% controlling interest when the acquisition constitutes a change in control of the acquired entity; (ii) measure acquirer shares issued in consideration for a business combination at fair value on the acquisition date; (iii) recognize contingent consideration arrangements at their acquisition-date fair values, with subsequent changes in fair value generally reflected in earnings; (iv) with certain exceptions, recognize pre-acquisition loss and gain contingencies at their acquisition-date fair values; (v) capitalize in-process research and development (IPR&D) assets acquired; (vi) expense, as incurred, acquisition-related transaction costs; (vii) capitalize acquisition-related restructuring costs only if the criteria in SFAS 146,  Accounting for Costs Associated with Exit or Disposal Activities, are met as of the acquisition date; and (viii) recognize changes that result from a business combination transaction in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals as adjustments to income tax expense. SFAS 141(R) is required to be adopted concurrently with SFAS 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (our fiscal 2010). Early adoption of these statements is prohibited. We believe the adoption of these statements will have a material impact on significant acquisitions completed after March 31, 2009.

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

SFAS 162

 In May 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 162, The Hierarchy of Generally Accepted Accounting Principles. This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with US GAAP for non-governmental entities. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, the meaning of Present Fairly in Conformity with GAAP. We are in the process of evaluating the impact, if any, of SFAS 162 on its consolidated financial statements.

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

EITF 07-5

In June 2008, the EITF reached a consensus in Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”). This Issue addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in paragraph 11(a) of SFAS 133. EITF 07-5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. We do not expect the adoption of this accounting guidance to impact our results of operations or financial position.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item. 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a)   Exhibits:

10.1(1)	Standstill Agreement among Red Mile Entertainment, Inc. and SilverBirch, Inc dated December 30, 2008.
10.2(2)	Agreement and Plan of Merger among SilverBirch Inc., RME Merger Sub Corp., Red Mile Entertainment, Inc., and Kenny Cheung as representative, dated October 7, 2008.
31.1	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as an exhibit to the registrant’s current report on Form 8-K, filed on January 6, 2009 (Commission File No. 000-51055), and incorporated herein by reference.
(2)	Previously filed as an exhibit to the registrant’s current report on Form 8-K, filed on October 14, 2008 (Commission File No. 000-51055), and incorporated herein by reference.

Exhibits to the Agreement and Plan of Merger have been omitted pursuant to Item 601(b)(2) of Regulation S-K.  Red Mile agrees to furnish a supplemental copy of any omitted exhibit to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RED MILE ENTERTAINMENT, INC.
(Registrant)
Date: February 13, 2009	By: /s/ Chester Aldridge
Chester Aldridge
Chief Executive Officer
(Principal Executive Officer and Principal Accounting Officer)