Form 10-K
period 2009-03-31
Red Mile Entertainment Inc
filed 2009-08-12
CIK 1309053

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

-----------------------------------------
FORM 10-K
-----------------------------------------

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-51055

RED MILE ENTERTAINMENT, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-4441647
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

223 San Anselmo Way, #3
San Anselmo, CA 94960
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

(415) 339-4240
(ISSUER TELEPHONE NUMBER)

Securities registered pursuant to Section 12(b) of the Act:     None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( § 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-3 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

The aggregate market value of voting stock held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed fiscal year, September 30, 2008, was $418,576.   For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of registrant were “held by affiliates”; this assumption is not to be deemed to be an admission by such persons that they are affiliates of registrant.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

Number of shares of the registrant's common stock outstanding as of July 31, 2009 is: 16,233,021

Documents incorporated by reference: None

Transitional Small Business Disclosure Format:  Yes ☐   No  ☑

Table of Contents

?
:””:

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

These forward-looking statements are made as of the date of this annual report, and we assume no obligation to update these forward-looking statements other than as required by law. In light of these assumptions, risks, and uncertainties, the forward-looking events discussed in this annual report might not occur.

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

Red Mile-Edmonds was incorporated in Delaware in August 2004 with the purpose of engaging in selected mergers and acquisitions. Prior to the merger, Red Mile-Edmonds was in the development stage and had no operations other than issuing shares to its original stockholders. Upon the merger, we thereby became a fully reporting public company.  In February 2007, we affected a one for three reverse stock split of our common stock. All figures, including historical comparatives and also including preferred shares, have been adjusted to take into account this reverse stock split.

In March and May 2006, Red Mile raised $3,545,000 through the issuance of Series B and Series C Convertible Preferred stock and related warrants.

On May 15, 2006, all Series A Preferred Shares, were converted to shares of our common stock pursuant to their terms when we filed our Form SB-2 registration statement.  On December 13, 2006, all our outstanding Preferred B and C shares, were converted to shares of our common stock pursuant to their terms when our common shares were approved for trading on the OTC Bulletin Board.

In October and November 2006, we issued an aggregate of $8,224,000 in senior secured convertible debentures. On July 18, 2007, holders of more than 66 2/3% of the senior secured convertible debentures voted by way of extraordinary resolution to cancel such debentures and convert the principal and accrued interest amounts of their debentures into shares of the Company’s stock  With the conversion, the Company recorded a non-cash debt inducement conversion charge of $4,318,286.

In January 2007, we acquired all of the assets of Roveractive, Inc., a worldwide distributor and publisher of downloadable PC and PDA-based casual games, in exchange for 33,000 shares of common stock in Red Mile.

On June 25 through June 27, 2007, Red Mile issued an aggregate of $2,400,000 of Convertible Promissory Notes. These notes later converted into 960,000 Units of the company with one unit consisting of one share of the Company’s common stock, and 0.2 of one warrant.

On July 18, 2007, the Company issued 1,872,600 units at $2.50 per Unit with each Unit consisting of one share of common stock and 0.2 of one warrant for an aggregate amount of $4,681,500. Each whole warrant entitled the holder of the warrant to acquire, for no additional consideration, one share of the Common Stock in the event that the Registrant did not complete by March 18, 2008 a liquidity transaction.

The Company recorded a contingent liability charge of $190,080 in March 2008, related to the value of the Company’s common shares to be delivered upon exercise of the aforementioned warrants.

RECENT EVENTS

•
On February 11, 2008, the Company entered into an uncommitted revolving line of credit agreement with Tiger Paw Capital Corporation, a corporation owned and operated by Mr. Kenny Cheung, a member of the Company’s Board of Directors, in the amount of $1,000,000. The Line is available for working capital requirements. Any amounts drawn on the line are payable on demand but in no event later than 90 days from the date each respective draw is made. The line is an uncommitted obligation where the lender may decline to make advances under the Line, or terminate the line, at any time and for any reason without prior notice to the Company.  The line bears interest at the rate of 10% per annum and is payable to lender on demand. Advances under the line may be pre-paid without penalty. The line is secured by all present and future assets of the Company and carries no financial or operating covenants but is subordinate to The Facility (defined below) until the facility is repaid. In connection with the The Facility, Tiger Paw also agreed, pursuant to a Forbearance Agreement with Red Mile on May 7, 2008 (as amended on November 5, 2008, the “Forbearance Agreement”), not to exercise any demand or enforcement rights under the Credit Agreement or the Note issued by Red Mile in connection with Credit Agreement until November 7, 2008. On June 19, 2009 (the “Effective Date”), Red Mile and Tiger Paw entered into a Second Amendment to Revolving Line of Credit Agreement and Promissory Note (the “Second Amendment”) pursuant to which all outstanding principal and accrued interest under the Credit Agreement, and all future advances and accrued interest will be due and payable on demand by Tiger Paw but in no event later than the first anniversary of the Effective Date. In addition, Tiger Paw is entitled, at its option, any time after the Effective Date, to convert all or part of the then-outstanding principal and accrued interest into shares of Red Mile’s common stock at a conversion price for each share of common stock equal to the average closing bid price for the common stock for the three trading days before the conversion date.  As of March 31, 2009, the Company had drawn $500,000 and owed accrued interest of $51,111.

•
On May 7, 2008, we entered into a secured credit agreement with Silverbirch Inc, a Canadian publicly traded corporation in the amount of $750,000 Canadian Dollars ("The Facility"). The Facility was made available for development and production of our “Heroes Over Europe” video game and general and administrative purposes. Amounts drawn on the Facility were payable no later than November 7, 2008.  The Facility required interest at the rate of 10% per annum and was payable to Lender quarterly in arrears. Advances under the Facility could be pre-paid without penalty. The Facility carried a first priority security interest in all of our present and future assets in addition to the securities in the capital of our three wholly owned subsidiaries. The Facility carried no financial or operating covenants. The Facility contained customary terms and conditions for credit facilities of this type, including restrictions on the Company’s ability to incur or guaranty additional indebtedness, create liens, make loans or investments, sell assets, pay dividends or make distributions on, or repurchase, its stock.

•
On October 7, 2008, Red Mile Entertainment, Inc. (“Red Mile”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with SilverBirch Inc., an Ontario (Canada) corporation (“SilverBirch”), RME Merger Sub Corp., a Delaware corporation and wholly owned subsidiary of SilverBirch (“Merger Sub”), and Kenny Cheung, as stockholder representative (the “Representative”).  Concurrently, we amended the secured credit agreement whereby SilverBirch, Inc. agreed not to exercise any demand or enforcement rights under such agreement until the closing of our merger into their subsidiary.  On December 3, 2008, we terminated the Merger Agreement with SilverBirch based on a material breach by SilverBirch Inc. of the Merger Agreement.

•
On December 30, 2008, we entered into a Standstill Agreement (the “Standstill Agreement”) with SilverBirch whereby both parties agreed to forbear and standstill from exercising their respective rights and remedies against each other during the “Standstill Period”. Such period commenced on December 30, 2008 and ended on the “Standstill Termination Date”, the date which is the earlier of: (i) the date of the payment of the Final Settlement Payment (as such term is defined below); (ii) July 31, 2009; or (iii) the date that SilverBirch gave written notice to us of SilverBirch’s election to terminate the Standstill Period in the event we breached or failed to comply with any of the terms of the Standstill Agreement “Early Termination”.Under the Standstill Agreement, we agreed to repay SilverBirch $600,000 Canadian in four payments in connection with the secured credit loan and SilverBirch agreed to forgive $150,000 Canadian of such loan. The final payment on this loan was made in June 2009.

•
As previously reported on May 10, 2006 on Current Report Form 8-K filed with the Securities and Exchange Commission, Red Mile and Transmission entered into a Software Development and Licensing Agreement (the “Development Agreement”) on March 3, 2006 for the development of “Heroes Over Europe” (the “Title”), which was amended by a Variation and Settlement Agreement dated March 28, 2008.  Under the Development Agreement, Red Mile agreed to make periodic payments to Transmission on achievement of certain development milestones. As previously reported on June 26, 2008 on Current Report Form 8-K filed with the Securities and Exchange Commission, Red Mile and Atari, Inc. entered into a Publishing Agreement on June 20, 2008 (the “Publishing Agreement”) pursuant to which Red Mile granted Atari an exclusive worldwide license to publish, sell and distribute the Title for certain entertainment platforms.  As previously reported on February 18, 2009, Atari sent the Company a termination notice on February 11, 2009, with respect to a Publishing Agreement for Heroes Over Europe, claiming that the Company breached the Publishing Agreement.  The Company disputed the grounds for termination.  Atari ceased making milestone payments to the Company, which had a material and adverse effect on the Company’s ability to continue operations. As previously reported on February 18, 2009, Transmission sent Red Mile a termination notice on February 11, 2009 with respect to the Development Agreement alleging that Red Mile had failed to make one of its periodic payments to Transmission. As previously reported on March 2, 2009,  Red Mile and Atari entered into a Buyout Agreement on February 24, 2009, (the “Buyout Agreement”) pursuant to which Atari would release to the Company the rights to the Title in exchange for certain payments from the Company. The Company was unable to make the required payment.

•
On April 30, 2009, Red Mile entered into a Settlement Agreement (the “Settlement Agreement”) with Atari Interactive, Inc. (“Atari”) and IR Gurus Pty Ltd., dba Transmission Games (“Transmission”) to settle certain claims among the parties and to facilitate the transfer of rights in the interactive game with the working title “Heroes over Europe” (the “Title”) to a third-party publisher (the “New Publisher”). Under the Settlement Agreement, Atari has the irrevocable right to enter into a rights buyout agreement (the “Rights Buyout Agreement”) with the New Publisher to transfer to the New Publisher all rights that were granted or were purported to have been granted to Atari under the Publishing Agreement (the “Transferred Rights”). In the Settlement Agreement, Transmission granted to Atari a fully paid, irrevocable, worldwide license to the Transferred Rights and Red Mile acknowledged and affirmed the rights granted by Transmission. Red Mile also expressly waived and released all rights in the Transferred Rights. Upon the effectiveness of the Settlement Agreement, the Development Agreement, the Publishing Agreement, and the Buyout Agreement will be terminated and of no further force or effect. Each party released the other parties from all known claims, including those arising under the Publishing Agreement, Development Agreement, or Buyout Agreement. Each party also makes customary representations and warranties in the Settlement Agreement and agreed to indemnify, defend and hold the other parties harmless from all third-party claims in connection with any breach or alleged breach of their respective representations and warranties in the Settlement Agreement.  In exchange for the grant of rights and the release in the Settlement Agreement, Atari agreed to pay Red Mile $400,000 within fourteen days after the mutual execution of the Rights Buyout Agreement with the New Publisher. On April 30, 2009, Red Mile and Transmission entered into a letter agreement pertaining to certain sequel rights in the Title (the “Sequel Side Letter”). Under the Sequel Side Letter, if Transmission and the New Publisher determine that the New Publisher will not publish the first sequel, then Red Mile will have the right to bid on the sequel. Red Mile’s right to bid on the first sequel will expire on March 3, 2016. Similarly, if Red Mile submits a bid for the first sequel, Red Mile will have the same right to bid on the second sequel. Each party made customary representations and warranties in the Sequel Side Letter and each party agreed to indemnify, defend and hold the other harmless from claims arising out of such party’s breach of the Sequel Side Letter. The mutual execution of the Rights Buyout Agreement between Atari and the New Publisher was a condition precedent to the effectiveness of the Settlement Agreement and the Sequel Side Letter.

•
The Company and  Frank Miller, Inc., a New York corporation (“FMI”), entered into a multi-year world-wide license agreement on May 18, 2007 (the “Licensing Agreement”) pursuant to which the Company was granted the exclusive rights for the multi-platform development, manufacturing, and publishing of all current and future games under the title “Sin City” (the “Title”) and all comic books and collections, graphic novels, and other books owned or controlled by FMI related to the Title, including all storylines of those comic books and graphic novels. Pursuant to the Licensing Agreement, the Company agreed to make scheduled payments to FMI.  On May 12, 2009, the Company received from FMI a notice of breach with respect to the Licensing Agreement, claiming that the Company failed to make a payment under the Licensing Agreement in the amount of $125,000 and demanding payment by May 25, 2009.  The Company is currently in discussions with FMI regarding future participation in Sin City Games.

OUR BUSINESS

Game development

In the past, we have developed and published interactive entertainment software games that are playable by consumers on home video game consoles (“Consoles”), personal computers (“PCs”) and handheld video game players (“Handhelds”). Examples of Consoles include Sony PlayStation 2 ® (“PS2”) and Sony PlayStation 3 ® (“PS3”), Microsoft Xbox® and Xbox 360  TM   and Nintendo Wii  TM, and examples of Handhelds include Sony PlayStation ® Portable (“PSP”), Nintendo Game Boy ® Advance and Nintendo DS  TM  . We have developed and/or published for the Sony PS2, PS3, PSP, Microsoft Xbox and Xbox 360, the Nintendo DS, and for PCs. We spent approximately $1,798,000 in fiscal year ended 2008 and $1,576,000 in fiscal year ended 2009  on our research and development activities.  At the current time we are not actively developing or publishing any titles due to a lack of sufficient funds, but we intend to resume development and publishing activities should we be successful in obtaining the necessary funding.

Except for games already completed which we may acquire from other developers, we have usually outsourced the day-to-day development of all our games to independent third party development studios.

In 2009, due to a lack of games in active development, we ceased to employ internal development staff to supervise the development of our games at third party development studios. Should we obtain sufficient finance to initiate development of new games at third party studios, we will need to employ internal development staff again. In addition, our internal development and marketing staff have contributed, and would in the future contribute, to game play concepts and assist with the design and control of review and approval processes with platform manufacturers.

When we develop and publish games, we fund all product development costs, both of our internal development staff and of the third party developers, including their overhead and a profit factor. Once a game has been developed by the third party development studios under our supervision, we directly sell or license the publishing and distribution rights to these games (see Game sales, distribution and licensing).

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

The funds required to develop a new game depend on several factors including; the target release platform, the scope and genre of the game design, the cost of any underlying intellectual property licenses, the length of the development schedule and size of the development team, the complexity of the game, the skill and experience of the development team, the location of the development studio, whether the game being developed has an underlying game engine and is a sequel to an already developed game, and any specialized software or hardware necessary to develop a game. Based on the type and caliber of games we plan on producing, as well as the development studios we plan on utilizing, we estimate the following range of direct costs to complete a game based on platform type: next generation platform (PS3 and Xbox 360) - $10.0 million to $20.0 million; PSP - $1.0 million to $3.0 million; PC: $0.5 million to $5.0 million; Wii - $3.0 million to $5.0 million. We do not plan to develop or publish titles for PS2 or Xbox in the future.

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

In fiscal 2009, we ceased to be involved in the development and publishing of Heroes over Europe, a sequel to our Heroes of the Pacific game playable on the Sony PS3, Microsoft Xbox 360 and PC.

We were recently notified by Frank Miller Inc. (FMI), the licensor of Sin City: the Game (working title) that we are in breach of our licensing obligations. We are in negotiations with FMI regarding our future participation in Sin City games.

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

The financial terms of our co-publishing arrangements typically included a cash payment due to us upon execution of the agreement, a cash payment due to us when the development of the game had been completed and was ready to be marketed, or when the game first shipped. In addition, we received royalty payments, usually based on net receipts of the co-publisher, once the product began shipping. In some instances, we received guaranteed non-refundable advances against future royalties. Factors which affect the amounts and timing of the fees received from our co-publishers include the stage and progression of development of the games, whether the game has an underlying IP license (movie, TV, book, comic, etc.) attached to it, the platform(s) on which the game is being developed, and the territories being licensed.

In general, the lower the up-front cash advances or minimum guarantees we received from co-publishers, the higher the royalty rates we received once the product began shipping. In addition, when we received an advance fee from a co-publisher which was not recoverable by the co-publisher, the royalty rate we would receive once the product was marketed was significantly lower. Each agreement with each co-publisher also defined the measurement base on which the royalty percentage was applied differently. In most cases, the royalty was based on net cash received by the co-publishers from retailers/wholesalers or direct consumer sales, with deductions from net cash received which can include the cost of sales (including hardware manufacturer’s royalty), a reserve for future returns and price protection, a portion of the marketing costs of the game, and distribution costs.

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

This strategy, while potentially yielding significantly higher revenues and gross margins, also has greater risk of product failure as we give up the guaranteed minimum royalties received with the licensing model.  In the fourth quarter of fiscal 2008, the Company decided it would seek co-publishing partners for its Heroes Over Europe title and not directly market and distribute our games to the distributor, retailer, and consumer, and in June 2008 signed a publishing agreement with Atari Interactive, which agreed to publish the game worldwide. Subsequently, in May 2009, we signed a settlement agreement with Atari and with IR Gurus Interactive Pty. Ltd., the developer of Heroes Over Europe, under which Red Mile ceased to be involved in the publication of the title. Red Mile retains certain rights to publish sequels to Heroes over Europe, which are subordinate to the sequel rights of the game’s current publisher.

We have shipped the following Console or Handheld games: (i) Heroes of the Pacific for the PS2, Xbox and PC platforms which first began shipping in September, 2005; (ii) GripShift for the PSP platform which first began shipping in September 2005; (iii) Crusty Demons for the PS2 and Xbox platforms which first began shipping in July 2006; (iv) Lucinda Green’s Equestrian Challenge for the PS2 and PC which first began shipping in November 2006; (v) Jackass for the PS2 and PSP which first began shipping in September 2007 and for the DS platform which first began shipping in January 2008.  On the PC, we have shipped: (i) Disney’s Aladdin Chess Adventures which first began shipping in February 2006; (ii) El Matador, which first began shipping in October 2006; (iii) Dual Sudoku, which first began shipping in September 2006; (iv) Timothy and Titus, which first began shipping in November 2006; (v) Aircraft Power Pack, which first began shipping in December 2006;  (vi)  Lucinda Green’s Equestrian Challenge, which we first began shipping in November 2006; and (vii) Ouba, Pantheon and 10 Talismans which first began shipping in May 2007. Until May 2009, we were involved in the development of a sequel to Heroes of the Pacific, “Heroes Over Europe” for the Xbox 360, PS3, and PC. In fiscal 2009 we were also involved in the development of Sin City: The Game (working title) for the PS3 and Xbox 360.

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

Should we be successful in negotiating ongoing rights to Sin City, we would expect to license Sin City to one or more co-publishing partners in North America whereby our co-publishing partners will be responsible for the costs of marketing, sales, distribution, and manufacturing.

Games sales, distribution and licensing – rest of world

Given the varying requirements (languages, approvals, different channels of distribution, etc.), we believe it is most profitable for us to sub-license the publishing and or distribution rights to larger, better capitalized, third party publishers or distributors with local operations in these territories for a set minimum guaranteed royalty advance and royalties based on actual sales. These sub-licensing arrangements are very similar to those described for North America.

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

We currently have no games in development.

Manufacturing and Suppliers

The suppliers we use to manufacture our games can be characterized in three types:

•	Manufacturers that press our game disks,

•	Companies that print our game instruction booklets, and

•	Companies that package the disks and printed game instruction booklets into the jewel cases and boxes for shipping to customers.

In most instances, there are multiple potential sources of supply for most materials, except for the disc component of our PS2 and PSP disk products which Sony provides.

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

We own the trademark to the name “Red Mile Entertainment”. This trademark was issued in June 2006.

Publication Rights

•	Equestrian Challenge – We have the exclusive right to publish the game on PS2, Personal computers and Xbox worldwide through April 22, 2010.

•
Sin City – We have a multi-year exclusive right to use on video games for any gaming platform, worldwide, however, on May 12, 2009, the Company received a notice of breach with respect to the Licensing Agreement, claiming that the Company failed to make a payment under the Licensing Agreement in the amount of $125,000 and demanding payment by May 25, 2009. We are currently in discussions with the license holder concerning this license.

Competition

Our products compete with motion pictures, television, music and other forms of entertainment for the leisure time and money of consumers.

We currently compete with Sony, Microsoft, and Nintendo, each of which develop and publish software for their respective console platforms. We also compete with numerous companies which are, like us, licensed by the console manufacturers to develop and publish software games that operate on their consoles. These competitors include Activision, Atari, Capcom, Disney, Eidos, Electronic Arts, Koei, Konami, LucasArts, Midway, Namco, Sega, Take-Two Interactive, Time Warner, THQ, Ubisoft, Viacom and Vivendi Universal Games, among others.

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

Locations

.Our corporate offices are in leased space in San Anselmo, California of approximately 1,300 square feet at $2.03 per square foot per month. We believe that if we lost this lease, we could promptly relocate within ten miles on similar terms. Rent expense for the years ended March 31, 2009 and 2008 was $29,060 and $78,382, respectively.

Major Customers

One customer accounted for 67.9% of consolidated revenues during Fiscal 2009.  This revenue was the result of selling virtually all our rights in the game underdevelopment titled Heroes Over Europe.  At March 31, 2009, two customers accounted for 63.1% and 26.1% of accounts receivable.

Three customers accounted for 90.1% of consolidated revenues during Fiscal 2008.  Navarre Corporation, a major distributor of video games accounted for 54.8% of consolidated revenues, Empire Interactive, a European publisher and distributor accounted for 27.5% of our consolidated revenues, and Funtastic Corporation, an Australian publisher and distributor accounted for 7.9% of our consolidated revenues.   At March 31, 2008, our accounts receivable were an immaterial balance. We record revenues net of Navarre’s distribution fees.

Costs and Effects of Compliance with Environmental Laws and Regulations

We are not in a business that involves the use of materials in a manufacturing stage where such materials are likely to result in the violation of any existing environmental rules and/or regulations.  Further, we do not own any real property that could lead to liability as a landowner.  Therefore, we do not anticipate that there will be any substantial costs associated with the compliance of environmental laws and regulations.

Employees

We currently have two full time employees. We also utilize two full-time consultants and one part-time consultant to assist us.  We use a third party sales representative organization to help solicit sales for us.

We currently do not plan to hire additional employees in the next 12 months.

Acquisitions

In January 2007, Red Mile acquired the assets of an existing casual game distribution portal, Roverinteractive.com. In connection with the acquisition of assets, Red Mile issued a total of 33,333 shares of its common stock valued at $3.75 per common shares to the sellers of the assets. In the fourth quarter of fiscal 2008, we took an impairment charge impairing the full balance in unamortized intangible assets purchased.

ITEM 1A RISK FACTORS

Our business involves a high degree of risk. Therefore, in evaluating us and our business you should carefully consider the risks set forth below.

Our business is heavily dependent on our licenses with third party, some of material licenses are either the subject of disputes or in negotiations.

As further discussed in this Annual Report, the only active license we currently have is for sin City and we are in discussions with the property owner to retain this license. We cannot give any assurance that these discussions will be successful.

If we are unable to raise additional financing, sign new licensing arrangements or receive advances from co-publishing partners, we will be unable to fund our product development and continue our business operations and investors may not receive any portion of their investment back.

We have never achieved positive cash flow from operations and there can be no assurance that we will do so in the future. We have no products under development. We need additional financing or advances from co-publishing partners to fund our product license acquisition, product development costs and our operating costs that we anticipate incurring over the next several quarters. Our current cash on hand of $70,000 together with our expected advances from co-publishing partners and expected draws on our revolving line of credit is insufficient to enable us to continue operating until the end of fiscal 2010.  We anticipate needing an additional $10,000,000 to 15,000,000 to bring acquire new products and bring them to market and to finance our day to day operations.  If we are unable to make draws on our line of credit, receive advances from co-publishing partners, or raise additional capital, we will be unable to continue our business operations and investors may not receive any portion of their investment back.

Because we have significant accumulated deficit and negative cash flows from operations, our independent registered accounting firm has qualified its opinion regarding our ability to continue as a going concern.

We have a significant accumulated deficit and have sustained negative cash flows from operations since our inception. The opinion of our independent registered accounting firm for the years ended March 31, 2009 and 2008 is qualified subject to uncertainty regarding our ability to continue as a going concern. In fact, the opinion states that these factors raise substantial doubt as to our ability to continue as a going concern. In order for us to operate and not go out of business, we must generate and/or raise capital to stay operational. The continuity as a going concern is dependent upon the continued financial support of our current shareholders, current line of credit lenders, and new investors. There can be no assurance that we will be able to generate income or raise additional capital.

Because we are still in the early stage of business operations, it is difficult to evaluate our prospects and we face a high risk of business failure.

We were incorporated in August 2004 and shipped our first two games in our second fiscal quarter of 2006 and an additional six games in fiscal 2007. During the year ended March 31, 2008, we shipped Jackass: The Game for the Sony PS2, Sony PSP, and Nintendo DS platforms and an additional three PC games from our Roveractive, Ltd. casual games subsidiary.  In fiscal 2009 we shipped no new games. We therefore face the risks and problems associated with businesses in their early stages in a competitive environment and have a limited operating history on which an evaluation of our prospects can be made. Until we develop our business further by publishing and developing more games, it will be difficult for an investor to evaluate our chances for success. Our prospects should be considered in light of the risks, expenses and difficulties frequently encountered in the establishment of any business in a competitive environment and in the video game and publishing spaces.

The company has not yet generated any net income and may never become profitable.

During the years ended March 31, 2009 and 2008, we incurred net losses of $10,800,971 and $15,711,149, respectively. Our ability to generate revenues and to become profitable depends on many factors, including the market acceptance of our products and services, our ability to control costs and our ability to implement our business strategy. There can be no assurance that we will become or remain profitable.

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

The success and growth of our business will depend on the contributions of our Chairman, Chester Aldridge, and our Chief Executive Officer, Simon Price, as well as our ability to attract, motivate and retain other highly qualified personnel. Competition for such personnel in the publishing and development industry is intense. We do not have an employment agreement with Mr. Price or any of our other employees. The loss of the services of any of our key personnel, or our inability to hire or retain qualified personnel, could have a material adverse effect on our business.

Our business depends on the availability and installed base of current and next generation video game platforms and will suffer if an insufficient quantity of these platforms is sold.

Should we receive additional funding to be able to re-initiate product development and publishing, most of our anticipated revenues will be generated from the development and publishing of games for play on video game platforms produced by third parties.

Our business will suffer if the third parties do not manufacture and sell an adequate number of consoles (or other machines on which our games can be played) to meet consumer demand or if the installed base of the platforms is insufficient.

Our financial performance will suffer if we do not meet our game development schedules.

We expect that many of our future games may be developed and published in connection with the releases of related movie titles and other significant marketing events, or more generally in connection with higher sales periods, including our third quarter ending December 31. As such, we will establish game development schedules tied to these periods. If we miss these schedules, we will incur the costs of procuring licenses without obtaining the revenue from sales of the related games.

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

We currently have no games under development and do not have the funds to acquire new games of intellectual properties.  If we are unable to continually identify, develop and publish games that are popular with the consumers on a regular basis, our business will suffer and we will ultimately cease our operations. Our business will also suffer if we do not receive additional financing to be used for research and development of new games.

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

Video game platforms generally have a life cycle of approximately six to ten years, which has caused the market for video games to also be cyclical. Sony’s PlayStation 2 was introduced in 2000 and Microsoft’s Xbox and the Nintendo GameCube were introduced in 2001. Microsoft introduced the Xbox 360 in 2005, Sony introduced the PlayStation 3 in 2005 and Nintendo introduced the Wii in 2006. These introductions have created a new cycle for the video game industry which will require us to make significant financial and time investments in order to adapt our current games and develop and publish new games for these new consoles. We cannot assure you that we will be able to accomplish this or that we will have the funds or personnel to do this. Furthermore, we expect development costs for each game on the new consoles to be significantly greater than in the past. If the increased costs we incur due to next generation consoles are not offset by greater sales, we will continue to incur losses.

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

We have the following platform licenses:

Platform	Term
Microsoft Xbox 360	On August 14, 2008, Microsoft notified us of its non-renewal of our Xbox 360 Publisher License Agreement, effective November 22, 2008. This does not affect our ability to develop for Xbox 360.
Microsoft Xbox	Initial term expired on November 15, 2007. Then automatic renewal unless noticed 60 days prior to expiration of non-renewal. Royalty may change on July 1st of any year.
Sony PS2 and PSP	Initial term expired on March 31, 2007. Then automatic renewal unless noticed 60 days prior to expiration of non-renewal. Royalty rates are subject to change with 60 days notice.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2. DESCRIPTION OF PROPERTY

We do not own any real property.  Our corporate offices are in leased space in San Anselmo, California of approximately 1,300 square feet at $2.03 per square foot per month. We believe that if we lost this lease, we could promptly relocate within ten miles on similar terms.

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings.

During the fourth quarter of Fiscal 2008, MTVN issued us a termination notice terminating the merchandise license agreement we had with them for manufacturing, distributing, and marketing video games based on the “Jackass” property (the “Game”). Red Mile and MTVN were also party to a Game Development Agreement dated June 18, 2007 (the “Development Agreement”) to develop the Game.  A dispute later developed between Red Mile and MTVN regarding the parties’ rights and obligations under the license agreement and the Development Agreement.  On March 23, 2009, Red Mile filed a complaint against MTVN in the Supreme Court of New York, alleging breach of contract and intentional interference with contract (the “Complaint”).  To settle all claims and disputes related to the license agreement, the Game, the Development Agreement and the Complaint, Red Mile and MTVN entered into a Settlement Agreement and General Release dated June 22, 2009 (the “Settlement Agreement”).  On June 29, 2009, Red Mile executed the Settlement Agreement.  On July 2, 2009, counsel for MTVN first delivered to Red Mile a copy of the Settlement Agreement signed by MTVN and counsel. The foregoing description of the terms of the Settlement Agreement does not purport to be complete and is qualified in its entirety by reference to the Settlement Agreement.  The Settlement Agreement was attached as Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2009.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the last quarter of the year ended March 31, 2009

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS, AND ISSUER REPURCHASE OF EQUITY SECURITIES

Our common stock has been traded on the Over-the-Counter Bulletin Board (“OTCBB”) market since February 26, 2007.  Prior to February 26, 2007, there was no public market for our common stock and our stock had not traded on any listing or exchange. The number of record holders of our common stock as of March 31, 2009 was approximately 400.

The table below represents the range of high and low bid quotations of our Common Stock as reported during the reporting period herein. The following bid price market quotations represent prices between dealers and do not include retail markup, markdown, or commissions; hence, they may not represent actual transactions. For the fiscal year ended March 31, 2009, the common stock was at a High bid price of $.40 and a Low bid price of $.0008.

Fiscal Year 2009	High	Low
First Quarter	$0.40	$0.20
Second Quarter	$0.35	$0.05
Third Quarter	$0.06	$0.0008
Fourth Quarter	$0.009	$0.0008

	High	Low
Fiscal Year 2008
First Quarter	$4.00	$3.50
Second Quarter	$3.50	$1.50
Third Quarter	$2.20	$0.25
Fourth Quarter	$1.00	$0.25

Stockholders

As of July 31, 2009, the approximate number of stockholders of record was 400, not including beneficial owners whose shares are held by banks, brokers and other nominees.

Dividends

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

Securities Authorized for Issuance under Equity Compensation Plans

As of March 31, 2009, we had one equity compensation plan approved by our stockholders: Red Mile Entertainment Amended 2005 Stock Option Plan.  . In addition to the equity compensation plan approved by our stockholders, we have issued options and warrants to individuals pursuant to individual compensation plans not approved by our stockholders.  These options and warrants have been issued in exchange for services of goods received by us.

The following table provides aggregate information as of March 31, 2009 with respect to the compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance

Plan Category	Number of securities to be issued upon exercise of of outstanding options, warrants and right	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans approved by security holders	596,067	$1.98	1,903,933
Equity Compensation Plans not approved by security holders	-	-	-
Total	596,067	$1.98	1,903,933

Unregistered Sales of Equity Securities During Fiscal 2009

In September 2008, the Company issued 255,080 shares of common stock in exchange for a like number of warrants.  The warrants carried an exercise price of $0. The shares were issued pursuant to an exemption under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7 . MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF Most of the matters discussed within this Form 10-K include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In some cases you can identify forward-looking statements by terminology such as "may," "should," "potential," "continue," "expects," "anticipates," "intends," "plans," "believes," "estimates," and similar expressions. These statements are based on our current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties, many of which are set forth in this Form 10-K. Actual results and events may vary significantly from those discussed in the forward-looking statements.

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

These forward-looking statements are made as of the date of this Form 10-K, and we assume no obligation to explain the reason why actual results may differ. In light of these assumptions, risks, and uncertainties, the forward-looking events discussed in this Form 10-K might not occur.

Liquidity and Capital Resources

During our first quarter of fiscal 2009, we signed a publishing agreement with Atari for our Heroes Over Europe titles under development. Our Agreement with Atari provided us with minimum guaranteed payments from Atari in addition to back end royalty payments. In February, Atari served us with a termination notice of the publishing agreement for claims that we breached the publishing agreement.

The Company disputed the grounds for termination.  Atari ceased making milestone payments to the Company, which had a material and adverse effect on the Company’s ability to continue operations. As previously reported on February 18, 2009, Transmission sent Red Mile a termination notice on February 11, 2009 with respect to the Development Agreement alleging that Red Mile had failed to make one of its periodic payments to Transmission. As previously reported on March 2, 2009,  Red Mile and Atari entered into a Buyout Agreement on February 24, 2009, (the “Buyout Agreement”) pursuant to which Atari would release to the Company the rights to the Title in exchange for certain payments from the Company. The Company was unable to make the required payment.

On April 30, 2009, Red Mile entered into a Settlement Agreement (the “Settlement Agreement”) with Atari Interactive, Inc. (“Atari”) and IR Gurus Pty Ltd., dba Transmission Games (“Transmission”) to settle certain claims among the parties and to facilitate the transfer of rights in the interactive game with the working title “Heroes over Europe” (the “Title”) to a third-party publisher (the “New Publisher”). Under the Settlement Agreement, Atari has the irrevocable right to enter into a rights buyout agreement (the “Rights Buyout Agreement”) with the New Publisher to transfer to the New Publisher all rights that were granted or were purported to have been granted to Atari under the Publishing Agreement (the “Transferred Rights”). In the Settlement Agreement, Transmission granted to Atari a fully paid, irrevocable, worldwide license to the Transferred Rights and Red Mile acknowledged and affirmed the rights granted by Transmission. Red Mile also expressly waived and released all rights in the Transferred Rights. Upon the effectiveness of the Settlement Agreement, the Development Agreement, the Publishing Agreement, and the Buyout Agreement will be terminated and of no further force or effect. Each party released the other parties from all known claims, including those arising under the Publishing Agreement, Development Agreement, or Buyout Agreement. Each party also makes customary representations and warranties in the Settlement Agreement and agreed to indemnify, defend and hold the other parties harmless from all third-party claims in connection with any breach or alleged breach of their respective representations and warranties in the Settlement Agreement.  In exchange for the grant of rights and the release in the Settlement Agreement, Atari agreed to pay Red Mile $400,000 within fourteen days after the mutual execution of the Rights Buyout Agreement with the New Publisher. On April 30, 2009, Red Mile and Transmission entered into a letter agreement pertaining to certain sequel rights in the Title (the “Sequel Side Letter”). Under the Sequel Side Letter, if Transmission and the New Publisher determine that the New Publisher will not publish the first sequel, then Red Mile will have the right to bid on the sequel. Red Mile’s right to bid on the first sequel will expire on March 3, 2016. Similarly, if Red Mile submits a bid for the first sequel, Red Mile will have the same right to bid on the second sequel. Each party made customary representations and warranties in the Sequel Side Letter and each party agreed to indemnify, defend and hold the other harmless from claims arising out of such party’s breach of the Sequel Side Letter. The mutual execution of the Rights Buyout Agreement between Atari and the New Publisher was a condition precedent to the effectiveness of the Settlement Agreement and the Sequel Side Letter.

On May 7, 2008, we entered into a secured credit agreement with Silverbirch Inc, a Canadian publicly traded corporation in the amount of $750,000 Canadian Dollars ("The Facility"). The Facility was made available for development and production of our “Heroes Over Europe” video game and general and administrative purposes. Amounts drawn on the Facility were payable no later than November 7, 2008.  The Facility required interest at the rate of 10% per annum and was payable to Lender quarterly in arrears. Advances under the Facility could be pre-paid without penalty. The Facility carried a first priority security interest in all of our present and future assets in addition to the securities in the capital of our three wholly owned subsidiaries. The Facility carried no financial or operating covenants. The Facility contained customary terms and conditions for credit facilities of this type, including restrictions on the Company’s ability to incur or guaranty additional indebtedness, create liens, make loans or investments, sell assets, pay dividends or make distributions on, or repurchase, its stock.

On October 7, 2008, Red Mile Entertainment, Inc. (“Red Mile”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with SilverBirch Inc., an Ontario (Canada) corporation (“SilverBirch”), RME Merger Sub Corp., a Delaware corporation and wholly owned subsidiary of SilverBirch (“Merger Sub”), and Kenny Cheung, as stockholder representative (the “Representative”).  Concurrently, we amended the secured credit agreement whereby SilverBirch, Inc. agreed not to exercise any demand or enforcement rights under such agreement until the closing of our merger into their subsidiary.  On December 3, 2008, we terminated the Merger Agreement with SilverBirch based on a material breach by SilverBirch Inc. of the Merger Agreement.

On December 30, 2008, we entered into a Standstill Agreement (the “Standstill Agreement”) with SilverBirch whereby both parties agreed to forbear and standstill from exercising their respective rights and remedies against each other during the “Standstill Period”. Such period commenced on December 30, 2008 and ended on the “Standstill Termination Date”, the date which is the earlier of: (i) the date of the payment of the Final Settlement Payment (as such term is defined below); (ii) July 31, 2009; or (iii) the date that SilverBirch gave written notice to us of SilverBirch’s election to terminate the Standstill Period in the event we breached or failed to comply with any of the terms of the Standstill Agreement “Early Termination”.Under the Standstill Agreement, we agreed to repay SilverBirch $600,000 Canadian in four payments in connection with the secured credit loan and SilverBirch agreed to forgive $150,000 Canadian of such loan. The final payment on this loan was made in June 2009.

During Fiscal 2008, we raised $7,081,500 million before agent’s commissions in cash through private offerings.  We used the proceeds from the offerings for development and marketing of our interactive game franchises and ongoing working capital requirements.

On February 11, 2008, we entered into an uncommitted revolving line of credit agreement with Tiger Paw Capital Corporation, a corporation owned and operated by Mr. Kenny Cheung, at the time a member of the Company’s Board of Directors in the amount of $1,000,000 ("The Line"). The Line is available for working capital requirements. Any amounts drawn on the Line are payable on demand but in no event later than 90 days from the date each respective draw is made. The Line is an uncommitted obligation where Lender may decline to make advances under the Line, or terminate the Line, at any time and for any reason without prior notice to the Company.  The Line bears interest at the rate of 10% per annum and is payable to Lender on demand. Advances under the Line may be pre-paid without penalty.

The line has a subordinated security interest, to the secured credit agreement with Silverbirch, Inc. to all present and future assets of the Company and carries no financial or operating covenants. As of March 31, 2009, we have drawn $500,000 on the Line.

We currently need to raise additional capital in order to continue operating our business. Our current cash on hand of approximately $70,000, and expected draws on the Line will not allow us to develop new games and continue our business operations until the end of Fiscal 2010.

We anticipate needing an additional $10,000,000 to $15,000,000 to finance our planned operations over the next 24 months. We will be unable to publish any other additional games if we are unable to receive co-publishing advances or raise additional capital.

Results of Operations

The results of operations for the fiscal years ending March 31, 2009 and 2008 were as follows:

Summary of Statements of Operations
	2009	2008	% Change
Revenue	$223,392	$10,244,395	(98)%

Cost of revenues	124,019	12,624,297
Impairment of software development and licensing costs	8,537,306	-
Gross loss	(8,437,933)	(2,379,902)	(31)%
Operating expenses	2,543,197	7,714,250	(67)%
Net loss before interest and provision for income taxes	(10,981,130)	(10,094,152)
Debt conversion inducement costs	-	(4,318,286
Beneficial debt conversion costs	-	(662,902)
Interest income (expense), net	(100,442)	(81,475)
Amortization of debt issuance costs	(4,056)	(79,343)
Other income (expense), net	287,057	(474,191)
Net loss before income tax expense	(10,798,571)	(15,710,349)
Income tax expense	2,400	800	200%
Net loss	$(10,800,971)	$(15,711,149)	(31)%

Net loss per common share - Basic and diluted	$(0.67)	$(1.12)
Shares used in computing basic and diluted net loss per share (in 000’s)	16,107,927	14,006,955

Revenues

Revenues were $223,392 and $10,244,395 for the fiscal years 2009 and 2008, respectively.  The decrease is primarily due to no new products being shipped in fiscal 2009. In our license agreement for Jackass The Game, which initially shipped in fiscal 2008 was terminated in March 2008, and accordingly, there were no sales of Jackass in fiscal 2009.

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

We currently have no games under development.  We are seeking games to publish, but unless we are successful raising additional capital, or merge with a company with capital or games under development we do not expect significant revenue in fiscal 2010.

Two customers accounted for 86% of consolidated revenues during Fiscal 2009.  Navarre Corporation, a major distributor of video games accounted for 68% of consolidated revenues and Empire Interactive, a European publisher and distributor accounted for 13% of our consolidated revenues. At March 31, 2009, our accounts receivable were an immaterial balance.

Three customers accounted for 90% of consolidated revenues during Fiscal 2008.  Navarre Corporation accounted for 63% of consolidated revenues, Empire Interactive, accounted for 26% of our consolidated revenues, and Funtastic Corporation, an Australian publisher and distributor accounted for 8% of our consolidated revenues.   At March 31, 2008, our accounts receivable were an immaterial balance. We record revenues net of Navarre’s distribution fees.

We currently expect minimal revenue in fiscal 2010 as we seek to raise capital.

Red Mile may be required to levy European Value Added Tax (“VAT”) and Australian Goods and Services Tax (“GST”) on shipments of  products within the EU member countries, and Australia, respectively. Pursuant to EITF 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement”, Red Mile has included the taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction on a gross basis (included in revenues and costs). For fiscal years 2009 and 2008, $0 and $176,510, respectively, in taxes assessed by a governmental authority were included revenue and cost of sales.

Cost of sales

Cost of sales were approximately $8,661,325 and $12,624,297 for fiscal years 2009 and 2008, respectively.  The decrease in cost of sales as compared to the prior year is primarily the result of virtually no product sales in fiscal 2009.  Cost of sales in fiscal 2009 were principally writing off the previously capitalized costs incurred in development of Heroes Over Europe before selling the rights.

For fiscal 2008, cost of sales primarily include the following: (i) the amortization of software development costs for  Jackass: The Game; (ii) manufacturing costs of Jackass: The Game; (iii) royalties payable on Jackass: The Game; and  (iv) impairment costs on Jackass: The Game.

Cost of sales for fiscal 2009 and 2008 consisted of:
	2009	2008
Amortization of capitalized software development costs and manufacturing and distribution costs	$107,274	$9,309,414
Royalties	15,260	864,584
Write down of inventory costs to net realizable value	1,485	454,434
Impairment of software development costs and advanced royalties to net realizable value	8,537,306	1,819,355
Taxes Collected from Customers and Remitted to governmental Authorities	-	176,510
Total	$8,661,325	$12,624,297

Operating Expenses

Operating expenses for the fiscal years ended March 31, 2009 and 2008, respectively, were as follows:

	Year ended March 31, 2009	Percent of total	Year ended March 31, 2008	Percent of total	Percent Change
Research and development costs	$838,431	33.0%	$1,798,246	23.3%	(53.4)%
General and administrative costs	1,626,537	64.0%	3,374,131	43.7%	(51.8)%
Marketing, sales and business development costs	78,229	3.1%	2,541,873	33.0%	(96.9)%
Total operating expenses	$2,543,197	100.0%	$7,714,250	100.0%	67.0%

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

Certain internal costs are capitalized as part of the development costs of a game. For fiscal years 2009 and 2008, approximately $100,000 and $407,000, respectively, of internal costs were capitalized. For fiscal years 2009 and 2008, approximately $609,000 and $1,731,000, respectively, of external costs were expensed as incurred as costs prior to the related game reaching technological feasibility.

Research and development expenses were approximately $838,000 in fiscal 2009 as compared to approximately $1,798,000 in fiscal 2008, a decrease of approximately 53.4%. This decrease was primarily the result of all research and development ceasing in the fourth quarter of fiscal 2009 and internal staff laid off.

Virtually all of the costs for R&D in fiscal 2009 related to costs incurred in the development of Sin City: the Game prior to the related game development ceasing.  Virtually all of the costs for R&D in fiscal 2008 related to costs incurred in the development of Sin City: the Game (working title) and Jackass: The Game for the Nintendo DS prior to the related game reaching technological feasibility.

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

No new products were shipped in fiscal 2009.

Jackass: The Game for the PSP and PS2 platforms shipped in North America in late September 2007, and in Europe and Australia in November 2007. The Nintendo DS version of the game shipped in January 2008.

In August of 2006, we also began development of a sequel of Heroes of the Pacific set in the European theatre on next generation consoles and PC (“Heroes Over Europe”).  In fiscal 2009, we sold virtually all the rights to the game as part of a dispute settlement and ceased our development efforts.

On May 18, 2007, we entered into a multi-year world-wide license agreement with Frank Miller, Inc., a New York Corporation (“FMI”). This license grants us the exclusive rights for the development, manufacturing, and publishing of games on multiple platforms based on all current and future Sin City comic books and collections, graphic novels, and other books owned or controlled by FMI, including all storylines of those comic books and graphic novels. We are currently in the process of renegotiating certain terms of the license.

The funds required to develop a new game depend on several factors, including: the target release platform, the scope and genre of the game design, the cost of any underlying intellectual property licenses, the length of the development schedule, the size of the development team, the complexity of the game, the skill and experience of the development team, the location of the development studio, whether an underlying game engine is being licensed, and any specialized software or hardware necessary to develop a game. At this time we are in discussions with FMI concerning the license grant.

We cannot perform any research and development in fiscal 2010 until we raise additional working capital.

General and administrative costs

General and administrative costs were approximately $1,627,000 in fiscal 2009 and $3,374,000 in fiscal 2008, a decrease of approximately 52%. General and administrative (G&A) costs are comprised primarily of the costs of stock options issued to employees and consultants, employee salaries and benefits, professional fees (legal, accounting, investor relations, and consulting), facilities expenses, amortization and depreciation expenses, insurance costs, and travel. During fiscal 2008, we took a bad debt charge in the amount of approximately $380,000 related to one of our customers, Hollywood Video, who filed Chapter 11 protection during the quarter. Other causes of the decrease relate to a decrease in the number of employees, decreased salaries and lower cost of stock option expenses.

Marketing, sales and business development costs

Sales, marketing and business development costs were approximately $78,000 in fiscal 2009 as compared to $2,542,000 in fiscal 2008.  Sales, marketing, and business development costs consist primarily of employee salaries, stock option expenses, employee benefits, consulting costs, public relations costs, promotional costs, marketing research, sales commissions, and sales support materials costs. As the Company had no new releases planned during fiscal 2009, it terminated all sales, marketing and business development employees in fiscal 2008.

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

Other Income / (Expense)

Other income (expense) in fiscal 2009 relates primarily to the principal foreign currency revaluation of the Canadian dollar secured credit loan from Silverbirch Inc and forgiveness of a portion of this loan.

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

Also in fiscal 2008, other expense included approximately $426,000 in charges related to the Company’s forfeiture of its 18% equity interest in IR Gurus PTY Ltd and the write off of capitalized pre-acquisition costs as the Company determined it would not acquire IR Gurus PTY Ltd during the fourth fiscal quarter.

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

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements that constitute Item 8 are included at the end of this report beginning on Page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES

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

As of March 31, 2009, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer who is our principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer concluded that as of March 31, 2009, there were material weaknesses in the Company’s disclosure controls and procedures. These items are described in the following paragraph.

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

Management assessed the effectiveness of the company’s internal control over financial reporting as of March 31, 2009, and this assessment identified the following material weakness in the company’s internal control over financial reporting.

The Company does not have an adequate number of independent board members nor therefore an independent audit committee. In addition, the lack of multiple employees results in the Company’s inability to have a sufficient segregation of duties within its accounting and financial activities.

In making its assessment of internal control over financial reporting management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in  Internal Control—Integrated Framework.  Because of the material weakness described in the preceding paragraph, management believes that, as of  March 31, 2009, the company’s internal control over financial reporting was not effective based on those criteria.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

 (b) Changes in Internal Control Over Financial Reporting

The Company has made no changes in its internal controls during its fourth quarter or in other factors that could significantly affect  the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM  10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our directors and officers, as of July 31, 2009, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.  There is no arrangement or understanding between any executive officer or director and any other person pursuant to which any person was elected as an executive officer or director.  There are no family relationships between any of our directors, executive officers, director nominees or significant employees.

The directors, officers and key employees of the company are as follows:

Name	Age	Position
Chester Aldridge	37	Director, Chairman
Geoffrey Heath	65	Director
Simon Price	36	Chief Executive Officer

The business experience, principal occupations and employment of each of the above persons during at least the last five years are set forth below.

CHESTER ALDRIDGE. IN March 2009, Mr. Aldrich resigned as Chief Executive Officer.  In May 2006, Mr. Aldridge became a member of our board of directors and our Chairman, and former Chief Executive Officer. He was Red Mile Florida’s chairman and chief executive officer since its formation in December 2004. Beginning in April 2000, Mr. Aldridge was employed by Fluent Entertainment, Inc. (“Fluent”), a video game developer that assisted in developing such titles as Sin City and Reader Rabbit. Fluent was placed into receivership in mid-2005. From April 2000 until December 2003, Mr. Aldridge was chief executive officer and chairman of Fluent.  Mr. Aldridge resigned as our Chief Executive Officer in March 2009.

From January 2004 through December 2004, he was vice president business development of Fluent. Mr. Aldridge is also the managing partner of The Etude Group, which is primarily a family-owned investment vehicle.

GEOFFREY HEATH. Mr. Heath joined Red Mile Florida’s board of directors in December 2005 and joined our board of directors in connection with the merger. Mr. Heath has been the chief executive officer of NCsoft Europe since September 2004. Prior to that, Mr. Heath was an independent consultant.

SIMON PRICE. In March 2009, Mr. Price became Chief Executive Officer.  In March 2008, Mr. Price became our President. Mr. Price has served Red Mile in a consulting role since the company's formation in 2004. He has assisted the company in its efforts to identify and secure rights to key franchise titles, and has provided support on product development strategy. Beginning in 2001, Mr. Price was a market analyst with International Development Group, a video game consulting company based in San Francisco, California, where he provided research and advice to leading video game publishers, hardware manufacturers, retailers and investment banks.

Directors’ Term of Office

Directors will hold office until the next annual meeting of shareholders and the election and qualification of their successors. Officers are elected annually by our board of directors and serve at the discretion of the board of directors.

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

Geoffrey Heath serves on our audit committee.  The audit committee is responsible for recommending independent auditors and reviewing management actions in matters relating to audit functions. The committee reviews, with independent auditors, the scope and results of its audit engagement, the system of internal controls and procedures and reviews the effectiveness of procedures intended to prevent violations of laws. The audit committee, consistent with the Sarbanes-Oxley Act of 2002 and the rules adopted thereunder, meets with management and the auditors prior to filing of officers certifications with the SEC to receive information concerning, among other things, significant deficiencies in the design or operation of internal controls.

The board has determined that no member of our audit committee is a “financial expert”. Our board of directors concluded that the benefits of retaining an individual who qualifies as an "audit committee financial expert" would be outweighed by the costs of retaining such a person.

Governance Committee and Nominations to the Board of Directors

There were no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

CODE OF ETHICS

We have adopted a written Code of Ethics that applies to our chief executive officer. A copy of our Code of Ethics, is being re-filed as an exhibit to this Annual Report.   A copy of our Code of Ethics is available to any shareholder by addressing a request to the attention of the Secretary of the Company and mailing such request to the Company’s corporate offices. Any amendment to the Code of Ethics or any waiver of the Code of Ethics will be disclosed promptly following the date of such amendment or waiver pursuant to a Form 8-K filing with the Securities and Exchange Commission.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Simon Price, our President and Chief Operating Officer, has not currently filed Form 3. Fluent Entertainment, Inc. which is a more than ten percent owner of the Company's Common Stock, has not currently filed a Form 3 stating such ownership percentage. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended March 31, 2009 all other such filing requirements applicable to our officers and directors were complied with.

ITEM 11.    EXECUTIVE COMPENSATION

Summary Compensation Table

The Company currently has one executive officer.  Simon Price serves as our President and Chief Operating Officer. During fiscal 2008,two  executive officers of the Company resigned their positions, Glenn Wong, President and Chief Operating Officer and Ben Zadik, Chief Financial Officer, Treasurer, and Corporate Secretary. In fiscal 2009, Chester Aldridge resigned as our Chief Executive Officer.  The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during fiscals 2009 and 2008 awarded to, earned by or paid to named executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Chester Aldridge,	2009	$168,438	$102,500	0	0	0	0	0	$270,938
Chairman (1)	2008	175,000	30,000	0	0	0	0	0	205,000

Simon Price, (2)	2009	147,333	69,600	0	0	0	0	0	216,933
Chief Executive	2008	120,000	6,000	0	0	0	0	0	126,000
Officer

Glenn Wong, (3)	2008	220,000	0	0	0	0	0	0	220,000
President, Chief Operating Officer

Ben Zadik, (4)	2008	175,000	80,000	0	0	0	0	0	255,000
Chief Financial Officer, Treasurer, and Secretary

(1)	On March 31, 2009, Mr. Aldridge resigned as Chief Executive Officer.
(2)	On March 31, 2009, Mr. Price was appointed Chief Executive Officer.
(3)	On February 29, 2008, Mr. Wong resigned his position as an officer with the Company.
(4)	On March 1, 2008, Mr. Zadik resigned his position as an officer with the Company. He remained as a consultant until February 2009.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

The following table sets forth information concerning unexercised options; stock that has not vested; and equity incentive plan awards for each named executive officer outstanding as of March 31, 2009:

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) (Exercisable) (b)	Number of Securities Underlying Unexercised Options (#) (Unexercisable) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Chester Aldridge	24,400	0	0	$0.66	03/27/2016
Chairman	105,000	0	0	0.66	04/01/2016
	40,000	160,000	0	4.00	04/06/2017

Simon Price,	66,667	0	0	0.66	04/01/2016
Chief Executive	10,000	0	0	0.90	01/05/2015
Officer

OPTION GRANTS IN FISCAL 2009.

There were no option grants to any of the named executive officers named in the Compensation Tables above.

OPTION EXERCISES IN FISCAL 2009

There were no option exercises by any of the named executive officers named in the Compensation Tables above.

Director Compensation

Generally, our directors do not receive any cash compensation, but are entitled to reimbursement of their reasonable expenses incurred in attending directors’ meetings.  However, at the discretion of our Board of Directors, we may periodically issue stock options under our stock option plan to directors.

The following table sets forth information regarding all forms of compensation received by all non-executive directors of the Company during the fiscal year ended March 31, 2009:

DIRECTOR COMPENSATION TABLE

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Kenny Cheung (1)	$0	$0	$0	$0	$0	$0	$0
Geoff Heath	$0	$0	$0	$0	$0	$0	$0

_______________________

(1)	Mr. Cheung resigned from the Board of directors on March 1, 2009.

Employment Agreements

The Company has not entered into any employment agreements with its executive or any other employees of the Company.

Restricted Stock Agreements

The Company has not entered into any restricted stock agreements with its executive employees or directors.

Report on Repricing of Options

None.

 Long-Term Incentive Plans-Awards in Last Fiscal Year

We do not currently have any long-term incentive plans.

ITEM 12 .  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 31, 2009 by the following persons:

•	each person who is known to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;

•	each of our directors and executive officers; and

•	all of our directors and executive officers as a group.

The following table is computed based on 16,233,021 common shares issued. Except as set forth in the footnotes to the table, the persons names in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable. A person is considered the beneficial owner of any securities as of a given date that can be acquired within 60 days of such date through the exercise of any option, warrant or right. Shares of common stock subject to options, warrants or rights which are currently exercisable or exercisable within 60 days are considered outstanding for computing the ownership percentage of the person holding such options, warrants or rights, but are not considered outstanding for computing the ownership percentage of any other person.

Name of Beneficial Owner And Address(1)	Beneficially Owned	Percentage Owned
Chester Aldridge, Chairman(2)	339,400	2.07%
Simon Price, Chief Executive Officer (3)	76,667	*
Geoff Heath, Director (4)	28,334	*
All current directors and executive officers as a group (3 persons)	444,401	2.71

5% or Greater Stockholders

Fluent Entertainment, Inc.	2,542,624	15.66%
Kenny Cheung (5)	5,062,864	31.18%

* represents  less than 1% of the outstanding shares of common stock.

(1)	Unless otherwise noted, the address for each person is 223 San Anselmo Way #3, San Anselmo, CA 94960
(2)	Includes 164,400 options to purchase shares of Common Stock of the Company
(3)	Includes 76,667 options to purchase shares of Common Stock of the Company
(4)	Includes 25,000 options to purchase shares of Common Stock of the Company
(5)	Includes securities owned by Tiger Paw Capital Corporation, of which Mr. Cheung is the sole shareholder, as reported on Form 4 filed with the SEC on August 15, 2006.

Changes in Control

None.

ITEM 13 .  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Transactions

In fiscal 2008, we distributed our Jackass video games in Europe with Empire Interactive. Geoffrey Heath, our Director, also sat on the Board of Directors of Empire Interactive.

On February 11, 2008, we entered into an uncommitted revolving line of credit agreement (as amended on May 7, 2008, the “Credit Agreement”) with Tiger Paw Capital Corporation, a corporation controlled by Mr. Kenny Cheung, our director at the time, and the owner of approximately 10.07% of our outstanding common stock (“Tiger Paw”), in the amount of $1,000,000 (“The Line”). The Line is secured by all our present and future assets pursuant to a security agreement between us and Tiger Paw (the “Security Agreement”). Concurrent with the closing of the Line, we issued a promissory note to Tiger Paw obligating us  to pay Tiger Paw on demand the aggregate principal amount of the advances made by Tiger Paw to us pursuant to the Line (the “Note”).  In connection with the secured credit agreement with SilverBirch, Tiger Paw agreed to subordinate CDN$750,000 of the Line (the “Subordination Agreement”). Tiger Paw also agreed, pursuant to a Forbearance Agreement with Red Mile on May 7, 2008 (as amended on November 5, 2008, the “Forbearance Agreement”), not to exercise any demand or enforcement rights under the Credit Agreement or the Note issued by us  in connection with Credit Agreement until November 7, 2008.  The Subordination Agreement and Forbearance Agreement have now terminated according to their terms.  On June 19, 2009 (the “Effective Date”), Red Mile and Tiger Paw entered into a Second Amendment to Revolving Line of Credit Agreement and Promissory Note (the “Second Amendment”) pursuant to which all outstanding principal and accrued interest under the Credit Agreement, and all future advances and accrued interest will be due and payable on demand by Tiger Paw but in no event later than the first anniversary of the Effective Date. In addition, Tiger Paw is entitled, at its option, any time after the Effective Date, to convert all or part of the then-outstanding principal and accrued interest into shares of Red Mile’s common stock at a conversion price for each share of common stock equal to the average closing bid price for the common stock for the three trading days before the conversion date.

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

Director Independence

Our board of directors has determined that Mr. Heath is independent. Our board follows NASD Rule 4200(a)(14) in determining whether a director is independent.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company's fiscal years ended March 31, 2009, and 2008, we were billed approximately $40,570 and $85,000, respectively, for professional services rendered for the audit of our consolidated financial statements. We also were billed approximately $51,000 and $42,000 for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our years ended March 31, 2009, and 2008, respectively.

Audit Related Fees

There were no other fees for audit related services for the fiscal years ended March 31, 2009 and 2008.

Tax Fees

For the Company's fiscal years ended March 31, 2009, and 2008, we were billed $8,000 and $12,000, respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended March 31, 2009 and 2008.

The Company’s Board of Directors serves as the Audit Committee and has unanimously approved all audit and non-audit services provided by the independent auditors. The independent accountants and management are required to periodically report to the Board of Directors regarding the extent of services provided by the independent accountants, and the fees for the services performed to date.

ITEM 15 . EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)
Financial Statements.
Consolidated balance sheet as of March 31, 2009 and March 31, 2008, and the related consolidated statements of operations, stockholders’ equity, cash flows, and comprehensive loss for each of the years in the 2 year period ended March 31, 2009.

(a)(2)	Schedules. All schedules have been omitted because they are not required, not applicable, or the information is otherwise set forth in the consolidated financial statements or the notes thereto.

(a)(3)	Exhibits.

The information required by this Item is set forth in the section of this Annual Report entitled “EXHIBIT INDEX” and isincorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

RED MILE ENTERTAINMENT, INC.
By: /s/ Simon Price
August 10, 2009	Simon Price Chief Executive Officer (Principal Executive and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Chester Aldridge	Chairman of Board of Directors	August 10, 2009

/s/ Geoffrey Heath	Director	Augus 10, 2009
Geoffrey Heath

EXHIBITS

Exhibit No.	Exhibit Description

2.1	Agreement and Plan of Merger among SilverBirch Inc., RME Merger Sub Corp., Red Mile Entertainment, Inc. and Kenny Cheung, as Representative, dated October 7, 2008 (1)
3.1	Articles of Incorporation (2)
3.2	By-Laws (2)
3.3	Certificate of Amendment to Certificate of Incorporation (3)
4.1	Articles of Merger (4)
4.2	Certificate of Merger (4)
4.3	Certificate of Amendment to Certificate of Incorporation (5)
4.4	Fiscal 2007 Employee Incentive Bonus Plan (6)
10.1	Credit Agreement between Red Mile Entertainment, Inc. and SilverBirch, Inc. (7)
10.2	General Security Agreement between Red Mile Entertainment Inc. and SilverBirch, Inc. (United States) (7)
10.3	General Security Agreement between Red Mile Entertainment Inc. and SilverBirch, Inc. (Canada) (7)
10.4	Securities Pledge Agreement (7)
10.5	Subordination and Postponement Agreement between Red Mile Entertainment Inc. and Tiger Paw Capital Corporation (7)
10.6	Forbearance Agreement between Red Mile Entertainment Inc. and Tiger Paw Capital Corporation (7)
10.7	Publishing Agreement with Atari Interactive, Inc. dated June 20, 2008 (8)
10.8	Voting Agreement among RME Merger Sub Corp., and certain stockholders of Red Mile Entertainment, Inc., dated October 7, 2008 (9)
10.9	Standstill Agreement among SilverBirch Inc. and Red Mile Entertainment, Inc. dated December 30, 2008 (10)
10.10	Buyout Agreement between Atari, Inc. and Red Mile Entertainment, Inc.*
10.11	Amendment between SilverBirch Inc. and Red Mile Entertainment, Inc. dated March 19, 2009 (11)
10.12	Settlement Agreement among Red Mile Entertainment, Inc., Atari Interactive, Inc. and IR Gurus Pty, LTD., dated April 30, 2009*
10.13	Side Sequel Letter Agreement between Red Mile Entertainment, Inc., and IR Gurus Pty, LTD., dated April 30. 2000*
10.14	Second Amendment to Revolving Line of Credit Agreement and Promissory Note dated June 19, 2009 (12)
10.15	Settlement Agreement and General Release (13)
14.1	Code of Ethics*
22.1	List of Subsidiaries*
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
____
* Filed Herewith

(1)
(2)	Incorporated by reference to our Form 10-SB filed on December 1, 2004
(3)	Incorporated by reference to our Form 8-K filed on May 2, 2006
(4)	Incorporated by reference to our Form 8-K filed on May 10, 2006
(5)	Incorporated by reference to our Form 8-K filed on February 6, 2007
(6)	Incorporated by reference to our Form 8-K filed on October 30, 2006
(7)	Incorporated by reference to our Form 8-K filed on May 12, 2008
(8)	Incorporated by reference to our Form 10-Q filed on August 14, 2008
(9)	Incorporated by reference to our Form 8-K filed on October 14, 2008
(10)	Incorporated by reference to our Form 8-K filed on January 6, 2009
(11)	Incorporated by reference to our Form 8-K filed on March 24, 2009
(12)	Incorporated by reference to our Form 8-K filed on June 25, 2009
(13)	Incorporated by reference to our Form 8-K filed on July 9, 2009.

 CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

Report of independent registered public accounting firm

To the Board of Directors and
Stockholders of Red Mile Entertainment, Inc.

We have audited the accompanying balance sheets of Red Mile Entertainment, Inc and its subsidiaries (the “Company”) as of March 31, 2009 and 2008, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Red Mile Entertainment, Inc. and its subsidiaries as of March 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s significant operating losses and accumulated deficit of $43.7 million at March 31, 2009 raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Burr, Pilger & Mayer LLP

San Francisco, CA
August 10, 2009

RED MILE ENTERTAINMENT, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
	March 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$72,286	$335,147
Accounts receivable, net of reserves of $125,370 and $574,090	77,933	340,182
Inventory, net	21,723	31,406
Prepaid expenses and other assets	62,439	34,027
Software development costs and advanced royalties	-	5,942,921
Total current assets	234,381	6,683,683
Property and equipment, net	31,024	128,234
Other assets	5,699	9,755
Total assets	$271,104	$6,821,672

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$907,311	$1,551,785
Revolving line of credit - related party	500,000	500,000
Secured credit loan	188,165	-
Accrued liabilities	1,249,095	1,211,934
Deferred revenue	4,750,000	40,892
Other current liabilities	-	48,000
Total current liabilities	7,594,571	3,352,611

Stockholders’ equity (deficit):

Common stock, $0.01 par value, authorized 100,000,000 shares; 16,233,021 and 15,977,941 shares outstanding, respectively	162,330	159,779
Additional paid-in capital	36,242,427	36,235,106
Accumulated deficit	(43,730,310)	(32,929,339)
Accumulated other comprehensive income	2,086	3,515
Total stockholders’ equity (deficit)	(7,323,467)	3,469,061
Total liabilities and stockholders’ equity (deficit)	$271,104	$6,821,672

The accompanying notes are an integral part of these consolidated financial statements.

RED MILE ENTERTAINMENT, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	For the years ending March 31,
	2009	2008

Revenues, net	$223,392	$10,244,395

Cost of revenues	124,019	12,624,297
Impairment of software development and licensing costs	8,537,306	-

Gross loss	(8,437,933)	(2,379,902)

Operating expenses
Research and development costs	838,431	1,798,246
General and administrative costs	1,626,537	3,374,131
Sales, marketing and business development costs	78,229	2,541,873
Total operating expenses	2,543,197	7,714,250

Net loss before other income (expense) and provision for income taxes	(10,981,130)	(10,094,152)
Other income (expense)
Debt conversion inducement costs	-	(4,318,286)
Beneficial debt conversion costs	-	(662,900)
Interest income (expense), net	(100,442)	(81,475)
Amortization of debt issuance costs	(4,056)	(79,343)
Other income (expense), net	287,057	(474,193)
Net loss before income tax expense	(10,798,571)	(15,710,349)
Income tax expense	2,400	800
Net loss attributable to common stockholders	$(10,800,971)	$(15,711,149)
Net loss per common share, basic and diluted	$(0.67)	$(1.12)
Shares used in computing basic and diluted loss per share	16,107,927	14,006,955

The accompanying notes are an integral part of these consolidated financial statements.

RED MILE ENTERTAINMENT INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

	Common Stock		Additional		Cumulative	Total
	Number of		Paid- in	Accumulated	Translation	Stockholders'
	Shares	Amount	Capital	(Deficit)	Adjustment	Equity (Deficit)

Balance March 31, 2007	9,661,740	$96,617	$16,518,164	$(17,218,190)	$1,885	$(601,524)

Common stock issued on conversion of debentures and accrued interest, net of unamortized issuance costs of $405,240	3,359,713	33,597	7,960,446	-	-	7,994,043
Non-cash debt inducement conversion charge	-	-	4,318,286	-	-	4,318,286
Common stock issued on conversion of promissory note, net of unamortized issuance costs of $123,000	960,000	9,600	2,267,400	-	-	2,277,000
Beneficial feature of convertible promissory notes	-	-	662,900	-	-	662,900
Common stock issued to investors, net of issuance costs of $385,974	1,872,600	18,726	4,276,801	-	-	4,295,527
Stock-based compensation	-	-	216,286	-	-	216,286
Exercise of cashless employee options	97,952	979	(979)	-	-
Common stock issued for services	25,936	260	15,802	-	-	16,062
Translation adjustment	-	-	-	-	1,630	1,630
Net loss	-	-	-	(15,711,149)	-	(15,711,149)
Balance March 31, 2008	15,977,941	159,779	36,235,106	(32,929,339)	3,515	3,469,061
Common stock issued on conversion of cashless warrants	255,080	2,551	(2,551)	-	-	-
Stock based compensation	-	-	9,872	-	-	9,872
Translation adjustment	-	-	-	-	(1,429)	(1,429)
Net loss	-	-	-	(10,800,971)	-	(10,800,971)
Balance March 31, 2009	16,233,021	$162,330	$36,242,427	$(43,730,310)	$2,086	$(7,323,467)

The accompanying notes are an integral part of these consolidated financial statements.

RED MILE ENTERTAINMENT INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(10,800,971)	$(15,711,149)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	109,486	211,374
Amortization of software development costs	69,690	4,836,398
Amortization of senior secured convertible debenture issuance costs	4,056	76,308
Impairment and amortization of intangibles	-	114,240
Loss on disposal of assets	-	6,667
Impairment of inventory	1,286	448,094
Impairment of software development and licensing costs	8,537,306	1,819,355
Stock-based compensation	9,872	232,348
Reserve for bad debts	(457,720)	565,095
Foreign currency transaction gain	(138,672)	-
Debt forgiveness	(122,745)	-
Beneficial debt conversion costs	-	662,900
Debt conversion inducement costs	-	4,318,286
Liquidated damage charges	-	190,080
Revaluation of liquidated damage charges	-	(142,080)
Changes in current assets and liabilities
Accounts receivable	719,968	(387,356)
Inventory	8,397	(402,268)
Prepaid expenses and other current assets	(28,412)	267,594
Software development costs and advanced royalties	(2,664,074)	(6,525,825)
Other assets	-	425,492
Accounts payable	(644,474)	285,841
Accrued liabilities	37,161	242,817
Deferred revenue	4,709,108	40,892
Other current liabilities	(48,000)	-
Net cash used in operating activities	(698,738)	(8,424,897)

Cash flows from investing activities:
Acquisition of property and equipment	(12,277)	(104,624)
Cash paid for other investment	-	(117,947)
Net cash flows used in investing activities	(12,277)	(222,571)

Cash flows from financing activities:
Proceeds from secured credit loan	746,410	-
Payments on secured credit loan	(296,827)	-
Proceeds from sales of common stock, net of costs	-	4,295,527
Proceeds from line of credit, net of costs	-	495,944
Proceeds from issuance of convertible promissory notes, net of unamortized issuance costs	-	2,277,000

Net cash provided by financing activities	449,583	7,068,471
Effect of exchange rate changes on cash and cash equivalents	(1,429)	1,152

Net decrease in cash and cash equivalents	(262,861)	(1,577,845)

Cash and cash equivalents, beginning of year	335,147	1,912,992

Cash and cash equivalents, ending of year	$72,286	$335,147

Supplementary Cash Flow Information:

Cash paid for interest expense	$-	$-
Cash paid for taxes	$2,400	$800

Supplemental Disclosure of Non-Cash Financing Transactions

Conversion of senior secured convertible debentures	$-	$8,244,000
Accrued interest on senior secured convertible debentures	$-	$155,281
Conversion of convertible promissory notes	$-	$405,240
Net share settlement on exercise of warrants	$255,080
Shares issued – Rover Acquisitions	$-	$123,000
	$-	$2,400,000
Relative fair value of warrants issued for conversion of promissory notes	$-	$662,900

The accompanying notes are an integral part of these consolidated financial statements.

RED MILE ENTERTAINMENT, INC.
Notes to Consolidated Financial Statements
March 31, 2009 and March 31, 2008

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business — Red Mile Entertainment, Inc. (“Red Mile” or “the Company”) was incorporated in Delaware in August of 2004. The Company has been a developer and publisher of interactive entertainment software across multiple hardware platforms, with a focus on creating or licensing intellectual properties.  The Company sells its games directly to distributors and retailers in North America and may also co-publish its games. Historically, in Europe and Australia, the Company licenses its games with major international game distributors or co-publishers in exchange for payment to the Company of either development fees or guaranteed minimum royalties. The guaranteed minimum royalties are recoupable by the partner against royalties computed under the various agreements. Once the partner recoups the guaranteed minimum royalties, the Company is entitled to additional royalties as computed under the agreements. The Company operates in one business segment, interactive software publishing. As of March 31, 2009 the Company had no games under development.  The Company is talking to a number of game developers about potential merger or acquisition in order to obtain new games.

The Company shipped its first products in August and September of 2005 generating its initial revenue.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities or any other adjustment that might result from these uncertainties.

On January 30, 2007 the company amended its Certificate of Incorporation to affect a 1 for 3 reverse stock split of the company’s common stock. The consolidated financial statements for the current and prior periods have been adjusted to reflect the change in the number of shares.

Going Concern — The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses since inception of approximately $ 43,730,000 at March 31, 2009, and has incurred negative cash flows from operations. The continuation of the Company as a going concern is dependent upon the continued financial support of current shareholders, current debenture holders, and new investors, of which management cannot make any assurances.

The Company has undertaken a restructuring program to reduce its operating costs while it examines its strategic options. These include an acquisition of, or merger with, a company or companies active in the game development and publishing business. The Company is in discussions with prospective partners, but management cannot make any assurances that it will be successful in achieving these objectives.

The Company has renegotiated several of its liabilities and plans to continue to renegotiate both the amount and timing for payment of many of its current payables and accrued obligations.

Principals of Consolidation — The consolidated financial statements of Red Mile Entertainment, Inc. include the accounts of the Company, and its wholly-owned subsidiaries, 2WG Media, Inc., Roveractive Ltd., and Red Mile Australia Pty Ltd. All inter-company accounts and transactions have been eliminated in consolidation.  All shares of the Company’s wholly owned subsidiaries are pledged as collateral for both the secured credit agreement with Silverbirch, Inc. and the revolving line of credit agreement with Tiger Paw Capital Corporation.  In June 2009, a settlement was reached with Silverbirch, Inc. and the outstanding debt repaid.

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

Concentration of Credit Risk — Financial instruments which potentially subject us to concentration of credit risk consist of temporary cash investments and accounts receivable. At March 31, 2009, the Company had no uninsured cash investments. During the period ended March 31, 2008, we had deposits in excess of the Federal Deposit Insurance Corporation (“FDIC”) limit at one U.S. based financial institution.

Receivable Allowances – Receivables are stated net of allowances for price protection, returns, discounts, doubtful accounts, allowances for value added services by retailers, and deductions for cooperative marketing costs.

We may grant price protection to, and sometimes allow product returns from our customers and customers of our distributors under certain conditions.  Therefore, we record a reserve for potential price protection and returns at each balance sheet date.  The provision related to this allowance is reported in net revenues.  Price protection means credits relating to retail price markdowns on our products previously sold by us to customers or customers of our distributors.  We base these allowances on expected trends and estimates of future retail sell through of our games.  Actual price protection and product returns may materially differ from our estimates as our products are subject to changes in consumer preferences, technological obsolescence due to new platforms or competing products.  At March 31, 2009 and March 31, 2008, Red Mile had price protection and returns reserves of $142,000 and $271,269, respectively. These reserves are included in accounts payable. Changes in these factors could change our judgments and estimates and result in variances in the amount of reserve required.  If customers request price protection in amounts exceeding the rate expected and if management agrees to grant it, then we may incur additional charges against our net revenues, but we are not required to grant price protection to retailers who purchase our products from distributors and the decision to grant price protection is discretionary. At March 31, 2009 and March 31, 2008, Red Mile had allowance reserves for doubtful accounts of $125,370 and $574,090, respectively. We may also incur cooperative marketing costs for our products owed to our customers, or to customers of our distributors. These costs are deducted from accounts receivable due to us from our customers. At March 31, 2009 and March 31, 2008, Red Mile had cooperative marketing deductions of $0 and $9,000, respectively, recorded as deductions from accounts receivable. All receivables are pledged as collateral for our revolving line of credit agreement with Tiger Paw Capital Corporation.

Inventories — Inventories consist of materials (including manufacturing royalties paid to console manufacturers), labor charges from third parties, and freight-in. Inventories are stated at the lower of cost or market, using the first-in, first-out method.  The Company performs periodic assessments to determine the existence of obsolete, slow moving and non-saleable inventories, and records necessary provisions to reduce such inventories to net realizable value.  We recognize all inventory reserves as a component of cost of goods sold.   During our fiscal years ending March 31, 2009 and 2008, we had write-downs to estimated net realizable value of $1,286 and $448,094, respectively, all charged to cost of goods sold.  All inventories are produced by third party manufacturers, and substantially all inventories are located at third party warehouses on consignment. All inventories are pledged as collateral for our revolving line of credit agreement with Tiger Paw Capital Corporation.

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

During the fourth quarter of fiscal 2009, we stopped development on both Heroes Over Europe and Sin City and took an impairment charge of approximately $8,537,000.

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

Intangible Assets — Intangible assets primarily consisted of a website and customer list in conjunction with the acquisition of the assets of Rover Interactive.  These intangibles assets were determined to be fully impaired in fiscal 2008 and accordingly we wrote off the remaining balance in intangible assets to amortization of intangibles which totaled $114,240 in fiscal 2008.

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

Red Mile may be required to levy European Value Added Tax (“VAT”) and Australian Goods and Services Tax (“GST”) on shipments of our products within the EU member countries, and Australia, respectively. Pursuant to EITF 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement”, Red Mile has included the taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction on a gross basis (included in revenues and costs). In fiscal 2008, $176,510 in taxes assessed by a governmental authority were included revenue and cost of sales.  No taxes were assessed in fiscal 2009.

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

Advertising Expenses — We expense advertising costs as incurred which are included in Sales, Marketing and Business Development Costs. Advertising costs in the periods ended March 31, 2009 and March 31, 2008 were $0 and $1,710,215, respectively.

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

Stock-Based Compensation Plans — We account for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) 123 (revised 2004),  “Share-Based Payment”  ( “SFAS 123(R)”), which requires  the measurement and recognition of compensation expense for all share-based awards made to employees and directors, including employee non-qualified and incentive stock options based on estimated fair values from April 1, 2008. SFAS 123(R) supercedes previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) for periods beginning in fiscal 2007.  In March 2005, The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No 107 (SAB 107) providing supplemental guidance for SFAS 123(R).  We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of share-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of income. Our consolidated financial statements, as of and for the years ended March 31, 2009 and 2008, reflect the impact of SFAS 123(R).

Stock-based compensation expense recognized in the years ended March 31, 2009 and 2008, included stock-based compensation expense for share based awards granted subsequent to April 1, 2006, based on the fair value on the grant date estimated in accordance with the provisions of SFAS 123(R).  SFAS 123(R) requires that we recognize expense for awards ultimately expected to vest; therefore we are required to develop an estimate of the number of awards expected to cancel prior to vesting (forfeiture rate). The forfeiture rate is estimated based on historical pre-vest cancellation experience and is applied to all share-based awards. SFA 123(R) requires the forfeiture rate to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Upon adoption of SFAS 123 (R), we selected the Black-Scholes option pricing model as the most appropriate method for determining the estimated fair value of stock options. The Black-Scholes model requires the use of highly subjective and complex assumptions which determine the fair value of share-based awards, including the option’s expected term and the price volatility of the underlying stock.

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

The following table summarizes the weighted average shares outstanding:

	Year ended March 31, 2009	Year ended March 31, 2008
Basic weighted average shares outstanding	16,107,927	14,006,955
Total stock options outstanding	596,067	1,776,007
Less: anti-dilutive stock options due to loss	(596,067)	(1,776,007)
Total warrants outstanding	695,408	3,374,327
Less: anti-dilutive warrants due to loss	(695,408)	(3,374,327)

Diluted weighted average shares outstanding	16,107,927	14,006,955

Recent Accounting Pronouncements

Emerging Issues Task Force (“EITF”) 06-03

In June 2006, the EITF reached a consensus on Issue No. 06-03 (“EITF 06-03”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The provisions of EITF 06-03 became effective as of December 31, 2006.  Red Mile has included the European Value Added Tax and the Australian Goods and Services Tax that is directly imposed on a revenue-producing transaction on a gross basis (included in revenues and costs).  In fiscal 2009 and 2008, $176,510 and $0, respectively, in taxes assessed by a governmental authority were included revenue and cost of sales.

SFAS 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which provides guidance on how to measure assets and liabilities that use fair value.

SFAS 157 will apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances.  This standard also will require additional disclosures in both annual and quarterly reports.  SFAS 157 was effective for fiscal 2009. We are currently evaluating the potential impact this standard may have on its financial position and results of operations.

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

SFAS 159

On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). Under this Standard, we may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS No. 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of SFAS No. 133 hedge accounting are not met. SFAS No. 159 was effective for fiscal 2008 and has not had a material impact on our consolidated financial statements.

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

Upon review and analysis by the Company, we have concluded that no FIN 48 effects are present as of March 31, 2009 and our tax position has not materially changed since March 31, 2008.  For the year ended March 31, 2009, we did not identify and record any liabilities related to unrecognized income tax benefits.  Therefore the adoption of FIN 48 does not impact our financial statements for the years ended March 31, 2008 and March 31, 2009.

We recognize interest and penalties related to uncertain income tax positions in income tax expense. No interest and penalties related to uncertain income tax positions were accrued at March 31, 2009.  Income tax returns for the fiscal tax year ended March 31, 2005 to the present are subject to examination by major tax jurisdictions.

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

SFAS 141(R) and SFAS 160

In December 2007, the Financial Accounting Standards Board  (“FASB”) issued Statement No. 141(Revised 2007), Business Combinations  (SFAS 141(R)) and Statement No. 160,  Accounting and Reporting of Non-controlling Interests in Consolidated Financial Statements , an amendment of ARB No. 51 (SFAS 160). These statements will significantly change the financial accounting and reporting of business combination transactions and non-controlling (or minority) interests in consolidated financial statements. SFAS 141(R) requires companies to: (i) recognize, with certain exceptions, 100% of the fair values of assets acquired, liabilities assumed, and non-controlling interests in acquisitions of less than a 100% controlling interest when the acquisition constitutes a change in control of the acquired entity; (ii) measure acquirer shares issued in consideration for a business combination at fair value on the acquisition date; (iii) recognize contingent consideration arrangements at their acquisition-date fair values, with subsequent changes in fair value generally reflected in earnings;

(iv) with certain exceptions, recognize pre-acquisition loss and gain contingencies at their acquisition-date fair values; (v) capitalize in-process research and development (IPR&D) assets acquired; (vi) expense, as incurred, acquisition-related transaction costs; (vii) capitalize acquisition-related restructuring costs only if the criteria in SFAS 146,  Accounting for Costs Associated with Exit or Disposal Activities , are met as of the acquisition date; and (viii) recognize changes that result from a business combination transaction in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals as adjustments to income tax expense. SFAS 141(R) is required to be adopted concurrently with SFAS 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (our fiscal 2009). Early adoption of these statements is prohibited. We believe the adoption of these statements will have a material impact on significant acquisitions completed after March 31, 2009.

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

FASB Staff Position (FSP) APB 14-1

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

NOTE 2 — LICENSES AND SOFTWARE DEVELOPMENT COSTS

During the year ended March 31, 2009, two projects under development were cancelled and we took a charge of $8,490,000 to Costs of Sales, included in impairment of software development costs in the table below.  The following table reconciles the beginning and ending capitalized product development cost balances for the following periods:

	Year ended March 31, 2009	Year ended March 31, 2008
Beginning balance	$5,942,921	$6,072,849
Capitalized licenses and software development costs	2,664,075	6,525,825
Impairment of software development costs	(8,537,306)	(1,819,355)
Amounts amortized to cost of sales	(69,690)	(4,836,398)

Ending balance	$-	$5,942,921

NOTE 3 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net was comprised of the following:

	March 31,
	2009	2008
Computer equipment and software	$520,524	$516,148
Office furniture and other equipment	-	-

Total cost of property and equipment	520,524	516,148
Less accumulated depreciation	(489,500)	(387,914)

Property and equipment, net	$31,024	$128,234

Depreciation expense for the periods ended March 31, 2009 and March 31, 2008 were $109,487 and $211,374, respectively. All property and equipment are pledged as collateral for our revolving line of credit agreement with Tiger Paw Capital Corporation.

NOTE 4 — INTANGIBLE ASSETS

	March 31,
	2009	2008
Website	$120,000	$120,000
Customer list	2,500	2,500
Trade name	1,250	1,250
Domain name	1,250	1,250
Total cost of intangibles	125,000	125,000
Less accumulated amortization	(125,000)	(125,000)

Total	$—	$—

Intangible assets were determined to be fully impaired in fiscal 2008 and accordingly we accelerated amortization of these intangible assets which totaled $114,240 in fiscal 2008.

NOTE 5 — ACCRUED LIABILITIES

	March 31,
	2009	2008
Accrued royalties payable	$363,445	$679,469
Accrued bonuses	-	67,900
Accrued milestone payments to developers and licensors	600,000	186,389
Accrued paid time off	33,553	24,500
Accrued professional fees	105,000	148,369
Accrued commissions	73,108	96,865
Accrued interest	51,111	-
Other	22,876	8,442

Total	$1,249,095	$1,211,934

NOTE 6 — DEFERRED REVENUE

The Company recognizes revenues as earned.  Amounts billed in advance of the period in which service is rendered are recorded as a liability under “Deferred revenue.”

	March 31,
	2009	2008
Equestrian Challenge	$-	$40,892
Heroes Over Europe	4,750,000	-

Total	$4,750,000	$40,892

NOTE 7 — INCOME TAXES

The pretax components of U.S. and foreign losses reflect the locations in which such pretax loss was generated. The pretax U.S. and foreign losses were as follows for the years ended March 31, 2009 and 2008:

	March 31,
	2009	2008

U.S.	$(10,798,571)	$(14,868,547)
Foreign	-	(842,602)
Total	$(10,798,571)	$(15,711,149)

The provision for income taxes on income was comprised of the following:
	March 31,
	2009	2008
Current:
Federal	$—	$—
State	2,400	800
Foreign	—	—

Total provision	$2,400	$800

Deferred tax balances consist of the following:

	March 31,
	2009	2008
Current tax assets:
Accrued paid time off	$40,744	$76,739
Net operating loss	15,315,926	10,015,978
Contribution carryforward	1,219	1,219
Stock based compensation	257,435	253,221
Depreciation	50,783	49,426
Intangibles	78,720	48,865
Section 280C research credit	88,254	61,517

Total current tax assets	15,833,081	10,506,965

Net current tax asset	15,833,081	10,506,965
Valuation allowance	(15,833,081)	(10,506,965)

Net deferred tax assets	$—	$—

At March 31, 2009, the Company had an operating loss carry forward of approximately $36,269,000 for federal and state tax purposes which begin to expire in 2025 and 2015, respectively.

Use of the net operating losses may be limited in the event of an ownership change as defined by the Internal Revenue Code. The valuation allowance increased by 5,326,117 and $4,589,824 for the periods ending March 31, 2009 and 2008, respectively.

At March 31, 2008, the Company had an operating loss carry forward of approximately $23,900,000 for federal and state tax purposes which begin to expire in 2024 and 2014, respectively. Use of the net operating losses may be limited in the event of an ownership change as defined by the Internal Revenue Code.

The effective tax rate differs from the federal statutory rate for the years ended March 31, 2009 and 2008 as follows:

	March 31,
	2009	2008

Statutory federal income tax rate	34.0%	34.0%
State income taxes, net of federal benefit	5.8%	8.7%
Non-deductible expenses	(0.0%)	(0.1%)
Increase in valuation allowance	(46.4%)	(29.2%)
Section 280C adjustment	0.3%	0.1%
Permanent difference related to debt inducement	6.3%	(13.5%)
Other	—	—

	0.0%	0.0%

NOTE 8 — CONTRACTUAL OBLIGATIONS

Lease Commitments

In March 2008, we moved our corporate offices from Sausalito to San Anselmo, California. Our corporate offices are in leased space in San Anselmo, California of approximately 1,300 square feet at $2.03 per square foot per month. We believe that if we lost this lease, we could promptly relocate within ten miles on similar terms. Rent expense for the years ended March 31, 2009 and 2008 was $29,060 and $78,382, respectively.

Approximate future minimum lease payments under non-cancelable office and equipment lease agreements are as follows:

Year ended March 31
2010	$32,631
2011	33,588
Total	$66,219

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

On July 18, 2007, holders of more than 66 2/3% of the $8,244,000 principal amount of senior secured convertible debentures and $155,281 in accrued interest on the debentures, after a proposal brought forth by the Company, voted by way of extraordinary resolution to cancel such debentures and convert the principal and accrued interest amounts of their debentures into shares of the Company’s stock at $2.50 per share, thereby resulting in the conversion of the full principal and interest amounts associated with such debentures into 3,359,713 shares of the Company’s common stock.  Total amortization of capitalized closing costs was $205,212 up to the conversion date. With the conversion, the Company recorded a non-cash debt inducement conversion charge of $4,318,286. At that time of conversion, the balance in unamortized capitalized closing costs was $405,240 which was reclassified to additional paid in capital.

NOTE 10 – REVOLVING LINE OF CREDIT

On February 11, 2008, we entered into an uncommitted revolving line of credit agreement with Tiger Paw Capital Corporation, a corporation owned and operated by Mr. Kenny Cheung, then a member of the Company’s Board of Directors in the amount of $1,000,000 ("The Line"). The Line is available for working capital requirements. Any amounts drawn on the Line are payable on demand but in no event later than 90 days from the date each respective draw is made. The Line is an uncommitted obligation where Lender may decline to make advances under the Line, or terminate the Line, at any time and for any reason without prior notice to the Company.  The Line bears interest at the rate of 10% per annum and is payable to Lender on demand. Advances under the Line may be pre-paid without penalty. The line has a subordinated security interest to all present and future assets of the Company and carries no financial or operating covenants. As of March 31, 2009, we have drawn $500,000 on the Line and owe $51,111 in accrued interest.

NOTE 11 – SECURED CREDIT LOAN

On May 7, 2008, we entered into a secured credit agreement with SilverBirch Inc, a Canadian publicly traded corporation in the amount of $750,000 Canadian Dollars ($746,410 USD equivalent) (the “Facility”). The Facility was available for development and production of our “Heroes Over Europe” video game and general and administrative purposes. On May 7, 2008, we borrowed CAD $302,000 ($302,000 USD equivalent) against the Facility in respect of a development payment due to the developer of the “Heroes Over Europe” video game.  On May 12, 2008, we borrowed CAD $448,000 ($444,410 USD equivalent) against the facility. The Facility bears interest at the rate of 10% per annum and is payable to SilverBirch, Inc. quarterly in arrears. Advances under the Facility may be pre-paid without penalty. The Facility carries a first priority security interest in all our present and future assets in addition to the securities in the capital of our three wholly owned subsidiaries. The Facility contains customary terms and conditions for credit facilities of this type, including restrictions on the Company’s ability to incur or guaranty additional indebtedness, create liens, make loans or investments, sell assets, pay dividends or make distributions on, or repurchase, its stock.

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

In fiscal 2009, we recognized a foreign exchange gain of $138,673 related to the devaluation of the Canadian dollar denominated loan.

Each of the above-referenced payments are referred to as “Settlement Payment Installments” and collectively, the four Settlement Payment Installments are referred to as the “Final Settlement Payment.” Payments one and two were made on a timely basis.

Subject to timely payment of the Final Settlement Payment by us, each party has agreed to fully release the other party and its officers, directors, shareholders, agents, employees, representatives, successors and assigns from all claims, liabilities and causes of action including those arising out of the documents related to the secured loan and the merger agreement.

On March 19, 2009, the parties entered into an Amendment to the Standstill Agreement whereby in lieu of payments 3 and 4 above, we would pay $90,000 Canadian on March 20, 2009 and $235,000 Canadian on the earlier of signing a publishing agreement or April 30, 2009. The $90,000 was paid on a timely basis. The final payment of $235,000 was made in June 2009.

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

On June 25 through June 27, 2007, the Company issued an aggregate of $2,050,000 of Convertible Promissory Notes to a total of 19 note holders. In addition, on June 25, 2007, the Company issued a $350,000 Convertible Promissory Note to one note holder. These notes automatically converted into 960,000 Units of the company in July 2007, with one unit consisting of one share of the Company’s common stock, and 0.2 of one warrant.

On July 18, 2007, the Company issued 1,872,600 units at $2.50 per Unit with each Unit consisting of one share of common stock and 0.2 of one warrant  to a total of 69 investors for an aggregate amount of $4,681,501.

In January 2009, the Company issued 255,080 shares in exchange for a like number of warrants.  These warrants had an exercise price of $0.00 per share.

NOTE 13 — STOCK OPTIONS AND STOCK COMPENSATION

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following  assumptions:

	Year Ended March 31, 2009	Year Ended March 31, 2008
Expected life (in years)	4.2 – 6.5	4.2 – 6.5
Risk free rate of return	4.0% - 5.13%	4.0% - 5.13%
Volatility	50% - 80%	50% - 80%
Dividend yield	-	-
Forfeiture rate	9% - 15%	9% - 15%

The following table sets forth the total stock-based compensation expense for the periods ended March 31, 2009 and March 31, 2008, resulting from options awarded to employees and consultants.

	Year Ended March 31, 2009	Year Ended March 31, 2008
Research and development costs	$-	$2,355
Sales, marketing, and business development costs – employees and consultants	-	7,706
General and administrative costs—consultants	10,147	8,191
General and administrative costs—employees	(275)	214,096
Stock-based compensation before income taxes	9,872	232,348
Income tax benefit	-	-
Total stock-based compensation expense after income taxes	$9.872	$232,348

During the year ended March 31, 2009, no options were granted. During the year ended March 31, 2008, 45,000 common stock options were granted to employees and no options were granted to non-employees.

On April 8, 2005, the Board of Directors approved the Red Mile Entertainment 2005 Stock Option Plan which permits the Board of Directors to grant to officers, directors, employees and third parties incentive stock options (“ISOs”), non-qualified stock options, restricted stock and stock appreciation rights (“SARs”). As of March 15, 2007, the Board of Directors and stockholders holding a majority of voting power voted to authorize the board of directors, at its discretion, to amend the 2005 Stock Option Plan. This amendment would take effect no sooner than May 14, 2007. Under the Amended Plan, options for 2,500,000 shares of common stock are reserved for issuance.  At March 31, 2009, 1,902,932 options are available for grant.  Options have been issued with exercise prices of between $0.66 and $4.00 per share as follows:

Option activity under the Amended Plan is as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at March 31, 2007	1,988,745	$2.28	-	$-
Granted	45,000	$0.83	-	-
Exercised	(143,068)	$2.35	-	-
Forfeited or expired	(114,670)	$0.71	-	-
Outstanding at March 31, 2008	1,776,007	$0.88	-	-
Exercisable at March 31, 2008	676,007	$2.59	-	-
Granted	-	$-	-	-
Exercised	-	$-	-	-
Forfeited or expired	(1,179,940)	$2.90	-	-
Outstanding at March 31, 2009	596,067	$1.98	7.23	$-
Exercisable at March 31, 2009	409,956	$1.19	6.74	$-

March 31, 2009
Options Outstanding				Options Exercisable

	Number	Weighted Avg.	Weighted Avg.	Number	Weighted Avg.
Range of Exercise Prices	Outstanding	Remaining Life	Exercise Price	Exercisable	Exercise Price
$0.66 - $1.49	347,734	6.65	$0.72	347,734	$ 0.72
$2.35	30,000	8.40	$2.35	10,000	$ 2.35
$2.38 - $4.00	218,333	7.98	$3.94	52,222	$ 3.84
	596,067		$1.98	409,956	$ 1.16

In the case where shares have been granted to third parties, the fair value of such shares is recognized as an expense in the period issued using the Black-Scholes option pricing model.

In the case of shares granted to employees, the fair value of such shares is recognized as an expense over the service period. The fair value of such options issued for the year ending March 31, 2009 was $0. Expense recognized for the year ending March 31, 2009 was $9,873.  The unamortized cost remaining at March 31, 2009 was $261,201 with a weighted average expected term for recognition of 2.82 years.

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

During the year ended March 31, 2009, no options were exercised.

During the year ended March 31, 2009, 1,179,940 options with a weighted average strike price of $2.90 were forfeited or expired.
During the year ended March 31, 2008, 114,670 options with a weighted average strike price of $0.71 were forfeited or expired.

NOTE 14 — WARRANTS

The following table lists the total number of warrants outstanding as of March 31, 2009.

Expiring	Strike Price	Number of common shares
07/17/2009	$2.75	480,000
07/18/2009	$3.00	215,408

Total	$2.83	695,408

No warrants were issued in the fiscal year ended March 31, 2009. During the fiscal year ended March 31, 2008, there were 566,520, 480,000, and 215,408 warrants with a $0.00, $2.75 and $3.00 strike price, respectively, issued.

NOTE 15 - CONCENTRATIONS

Customer base
Our customer base includes distributors, co-publishers, and retailers of video games in the United States, Europe, and Australia. We review the credit worthiness of our customers on an ongoing basis, and believe that we need an allowance for potential credit losses at March 31, 2009 of $125,602 compared to $574,090 at March 31, 2008. We also maintain a reserve for potential returns and price protection $142,004 at March 31, 2009 and $271,269 at March 31, 2008. These reserves are included in accounts payable. The receivables recorded from our customers are net of their reserves for uncollectible accounts. Account balances are charged off against the allowance when the Company believes it is probable that accounts receivable will not be recovered.

At March 31, 2009 two customers accounted for 68% and 18%, respectively of our consolidated revenues.   At March 31, 2009 and 2008, our accounts receivable were an immaterial balance.

Operations by Geographic Area

Our products are sold in North America, Europe, Australia, and Asia through third-party licensing arrangements, through distributors, and through retailers. The following table displays consolidated net revenue by location for the year ended March 31, 2009:

Location	Revenue
North America	$160,451
Europe	62,941
$223,392

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

NOTE 18 — SUBSEQUENT EVENTS

Heroes Over Europe
In June 2008, Red Mile entered into a publishing agreement with a major video game publisher (“Publisher”) whereby Red Mile licensed certain rights to an interactive software game (Heroes Over Europe) under development in exchange for certain advances and royalties from future sales of the game.

On February 11, 2009, the Company’s publishing partner for its Heroes Over Europe title served the Company a termination notice of the publishing agreement for claims that the Company breached the publishing agreement. Under the termination notice, the Company’s publishing partner claimed rights to the title, software and content. At the time, the Publisher had paid the Company $4,750,000 in royalty advances.

On February 24, 2009, the Company and the Publisher entered into a buyout Agreement, whereby Red Mile would buy back its rights for the game in exchange for a payment of $4,750,000 and a portion of any royalties Red Mile earned on the game. The payment was expected to come from a payment received by Red Mile from a new publisher no later than March 19, 2009.  The Company was unable to complete a new publishing agreement within this time period.

On March 30, 2009, the developer of the game gave notice of termination Red Mile asserting non-payment of certain milestone payments it asserted were due under the development agreement.

On April 24, 2009, the Company, the Publisher and the developer entered into a Letter Agreement whereby Red Mile relinquished all of its rights and obligations related to Heroes Over Europe.  The Settlement Agreement included Publisher paying Red Mile $400,000, the Company agreeing to give up all rights to the game and that the development agreement between the developer and Red Mile be cancelled with each party agreeing to release the other from any potential claims against the other.  The Company received the $400,000 payment in June 2009.

Jackass
In March 2005, the Company entered into a long-term licensing arrangement with MTVN for the rights to make interactive software games using the jackass intellectual property. In June 2007, the parties entered into a development agreement whereby MTVN would development a jackass game playable on the Nintendo DS game system.  In March 2008, MTVN terminated the License and the Development Agreements.  In March 2009, the Company filed a complaint against MTVN alleging, among other things, breach of contract. On June 29, 2009, the parties entered into a settlement agreement whereby MTVN would pay the Company approximately $131,000 and would forgive any monies due it from the sale of and of Jackass games. Red Mile also agreed to return any MTVN documents and turn over any and all rights it had to the License. Further Red Mile was required to notice its developer of the settlement and that Red Mile had transferred all of its rights to MTVN.  Red Mile received the $131,000 in July 2009.