Form 10-Q
period 2009-06-30
Red Mile Entertainment Inc
filed 2009-08-19
CIK 1309053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( § 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

 Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-3 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.   Yes ☐        No ☒

  Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding on August 13, 2009
Common Stock, $0.01 par value per share	16,233,021 shares

Transitional Small Business Disclosure Format (check one) Yes ☐ No [ X ]

i

Part I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

RED MILE ENTERTAINMENT, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
	June 30, 2009	March 31, 2009
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$8,688	$72,286
Accounts receivable, net of reserves of $99,839 and $125,370	17,929	77,933
Inventory, net	11,223	21,723
Prepaid expenses and other assets	159,931	62,439
Software development costs and advanced royalties	-	-
Total current assets	197,771	234,381
Property and equipment, net	15,890	31,024
Other assets	5,699	5,699
Total assets	$219,360	$271,104

Liabilities, and stockholders’ deficit
Current liabilities:
Accounts payable	$548,208	$907,311
Revolving line of credit	510,000	500,000
Secured credit loan	-	188,165
Accrued liabilities	962,001	1,249,095
Deferred revenue	-	4,750,000
Total current liabilities	2,020,209	7,594,571

Stockholders’ Equity:

Common stock, $0.01 par value, authorized 100,000,000 shares; 16,233,021 and 16,233,021 shares outstanding, respectively	162,330	162,330
Additional paid-in capital	35,604,466	36,242,427
Accumulated other comprehensive income	2,086	2,086
Accumulated deficit	(37,569,731)	(43,730,310)
Total stockholders’ equity	(1,800,849)	(7,323,467)

Total liabilities and stockholders’ equity	$219,360	$271,104

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RED MILE ENTERTAINMENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,
	2009	2008

Revenues, net	$3,239	$37,087

Cost of sales	11,623	49,362

Gross margin	(8,384)	(12,275)

Operating expenses
Research and development costs	43,864	268,721
General and administrative costs	319,443	643,294
Sales, marketing and business development costs	22,314	51,753
Total operating expenses	385,621	963,768

Operating loss	(394,005)	(976,043)
Interest income (expense), net	(12,500)	(27,138)
Other income (expense), net	5,904,184	(5,630)
Net Profit (loss) before income tax expense	5,497,679	(1,008,811)
Income tax expense	-	(800)
Net Income (loss)	$5,497,679	$(1,009,611)
Operating loss per share, basic and diluted	$(0.02)	$(0.06)
Net income (loss) per share, basic and diluted	$0.34	$(0.06)
Shares used in computing basic and diluted income (loss) per share	16,233,021	15,977,941

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 RED MILE ENTERTAINMENT INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended June 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$5,497,679	$(1,009,611)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	15,134	39,623
Amortization of software development costs	-	36,373
Amortization of debt costs	-	4,056
Impairment of inventory	10,348	2,630
Impairment of software development and licensing costs	-	4,752
Stock based compensation	24,939	53,233
Revaluation of liquidated damage charges	-	9,600
Foreign currency transaction loss(gain)	29,630	(3,970)
Recovery of bad debt expense	(25,533)	(5,616)
Write-off of uncollectable accounts receivable	20,222	-
Changes in current assets and liabilities
Accounts receivable	65,313	(35,392)
Inventory	152	5,687
Prepaid expenses and other current assets	(97,492)	(6,492)
Software development costs and advanced royalties	-	(1,701,992)
Accounts payable	(359,103)	910,757
Accrued liabilities	(287,094)	25,171
Deferred revenue	(4,750,000)	2,229,554
Net cash provided by (used in) operating activities	144,195	558,363

Cash flows from investing activities:

Acquisition of property and equipment	-	(3,257)
Net Cash flows used in investing activities	-	(3,257)

Cash flows from financing activities:
Proceeds from issuance of debt	10,000	746,410
Payments on Secured credit loan	(217,795)	-
Net cash provided by financing activities	(207,795)	746,410
Effect of exchange rate changes on cash	-	(582)
Net increase (decrease) in cash	(63,600)	1,300,934

Cash and cash equivalents, beginning of period	72,286	335,147
Cash and cash equivalents, ending of period	$8,688	$1,636,081

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

RED MILE ENTERTAINMENT, INC.
Notes to Condensed Consolidated Financial Statements
 (Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. They should be read in conjunction with the financial statements and related notes to the financial statements of Red Mile Entertainment, Inc. (“Red Mile” or the “Company”) for the years ended March 31, 2009 and 2008 appearing in the Company’s Form 10-K. The June 30, 2009 unaudited interim consolidated financial statements on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in the annual financial statements on Form 10-K have been condensed or omitted pursuant to those rules and regulations, although the Company’s management believes the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the result of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

NOTE 2 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business — Red Mile Entertainment, Inc. (“Red Mile” or “the Company”) was incorporated in Delaware in August of 2004. The Company has been a developer and publisher of interactive entertainment software across multiple hardware platforms, with a focus on creating or licensing intellectual properties.  The Company sells its games directly to distributors and retailers in North America and may also co-publish its games. Historically, in Europe and Australia, the Company licenses its games with major international game distributors or co-publishers in exchange for payment to the Company of either development fees or guaranteed minimum royalties. The guaranteed minimum royalties are recoupable by the partner against royalties computed under the various agreements. Once the partner recoups the guaranteed minimum royalties, the Company is entitled to additional royalties as computed under the agreements. The Company operates in one business segment, interactive software publishing. As of June 30, 2009 the Company had no games under development.  The Company is talking to a number of third parties about potential merger or acquisition in order to obtain new games.

Going Concern — The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses since inception of approximately $37,569,000 at June 30, 2009, and has incurred negative cash flows from operations. The continuation of the Company as a going concern is dependent upon the continued financial support of current shareholders, new investors or a merger, none of which management can make any assurances will happen.

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

Principals of Consolidation — The consolidated financial statements of Red Mile Entertainment, Inc. include the accounts of the Company, and its wholly-owned subsidiaries, 2WG Media, Inc., Roveractive Ltd., and Red Mile Australia Pty Ltd. All inter-company accounts and transactions have been eliminated in consolidation.  All shares of the company’s wholly owned subsidiaries are pledged as collateral for the revolving line of credit agreement with Tiger Paw Capital Corporation.  The accompanying condensed consolidated financial statements do not include any adjustments that might result from the failure to raise additional capital or consummate a merger.

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

Concentration of Credit Risk — Financial instruments which potentially subject us to concentration of credit risk consist of temporary cash investments and accounts receivable. At June 30, 2009 and at March 31, 2009, the Company had no uninsured cash investments.

Receivable Allowances – Receivables are stated net of allowances for doubtful accounts. We include in accounts payable, an estimate of allowances for product returns and allowances for value-added services by retailers.

We may grant price protection to, and sometimes allow product returns from our customers and customers of our distributors under certain conditions.  Therefore, we record a reserve for potential price protection and returns at each balance sheet date.  The provision related to this allowance is reported in net revenues.  Price protection means credits relating to retail price markdowns on our products previously sold by us to customers or customers of our distributors.  We base these allowances on expected trends and estimates of future retail sell through of our games.  Actual price protection and product returns may materially differ from our estimates as our products are subject to changes in consumer preferences, technological obsolescence due to new platforms or competing products.  At June 30, 2009 and March 31, 2009, Red Mile had price protection and returns reserves of $140,000 and $142,000, respectively. These reserves are included in accounts payable. Changes in these factors could change our judgments and estimates and result in variances in the amount of reserve required.  If customers request price protection in amounts exceeding the rate expected and if management agrees to grant it, then we may incur additional charges against our net revenues, but we are not required to grant price protection to retailers who purchase our products from distributors and the decision to grant price protection is discretionary. At June 30, 2009 and March 31, 2009, Red Mile had allowance reserves for doubtful accounts of $99,839 and $125,370, respectively. All receivables are pledged as collateral for our revolving line of credit agreement with Tiger Paw Capital Corporation.

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

Revenue Recognition  —   Our revenue recognition policies are in accordance with the American Institute Of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2 “Software Revenue Recognition” as amended by SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions”.  SOP 81-1 “Accounting for Performance of Construction Type and Certain Production-Type Contracts”.  Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements”, as revised by SAB No. 104, “Revenue Recognition”.  Emerging Issues Task Force (EITF) Issue #01-09 “Accounting for  Consideration Given by a Vendor to a Customer”, and FASB Interpretation No. 39 “Offsetting of amounts related to certain contracts an interpretation of APB No. 10 and FASB Statement No. 105, and  EITF 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement”.

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

When evaluating the adequacy of sales returns and price protection reserve allowances, we analyze our historical returns on similar products, current sell-through of distributor and retailer inventory, current trends in the video game market and the overall economy, changes in customer demand, acceptance of our products, and other factors.

In North America, we primarily sell our games to distributors who in turn sell to retailers that both our internal sales force, our outsourced independent sales group, and distributors’ sales force generate orders from.  These distributors will charge us a distribution fee based on a percentage of the prevailing wholesale price of the product. We record revenues net of these distribution fees.

Red Mile may receive minimum guaranteed amounts or other upfront cash amounts from a co-publisher or distributor prior to delivery of the products. Pursuant to SOP 81-1, the completed contract method of accounting is used as these minimum guarantee amounts usually do not become non-refundable until the co-publisher or distributor accepts the completed product. These receipts are credited to deferred revenue when received. Revenues are recognized as the product is shipped and actual amounts are earned. In the case of distributors who hold our inventory on consignment, revenues are recognized once the product leaves the distributor warehouse. In the quarter ended June 30, 2009, we sold the rights to Heroes Over Europe to a larger publisher and as a result recorded other income of $5,150,000.

Periodically, we review the deferred revenue balances and, when the product is no longer being actively sold by the co-publisher or distributor, or when our forecasts show that a portion of the revenue will not be earned out, this excess is taken into revenue.

Red Mile may be required to levy European Value Added Tax (“VAT”) and Australian Goods and Services Tax (“GST”) on shipments of our products within the EU member countries, and Australia, respectively. Pursuant to EITF Issue #06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement”, Red Mile has included the taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction on a gross basis (included in revenues and costs).

Our revenues are subject to material seasonal fluctuations. In particular, revenues in our third fiscal quarter will ordinarily be significantly higher than other fiscal quarters. Revenues recorded in our first fiscal quarter are not necessarily indicative of what our reported revenues will be for an entire fiscal year.

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

Stock-Based Compensation Plans — We account for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) 123 (revised 2004),  “Share-Based Payment”  ( “SFAS 123(R)”), which requires  the measurement and recognition of compensation expense for all share-based awards made to employees and directors, including employee non-qualified and incentive stock options based on estimated fair values. In March 2005, The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No 107 (SAB 107) providing supplemental guidance for SFAS 123(R).  We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of share-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of income. Our consolidated financial statements, as of and for the three months ended June 30, 2009 and June 30, 2008, reflect the impact of SFAS 123(R).

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

Income (Loss) Per Share — We computed basic and diluted income (loss) per share amounts pursuant to the Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Basic income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed using the weighted average number of common and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon on exercise of stock options, warrants, and senior secured convertible debentures (using the treasury stock method). Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive.

In the quarters ended June 30 2009 and 2008, the Company had operating losses and therefore all stock options and warrants are considered anti-dilutive. In the quarter ended June 30, 2009, the company had net income.  As all stock options and warrants carry an exercise price in excess of the value of the Company’s shares, they are anti-dilutive.  In the quarter ended June 30, 2008, the company had a net loss and all stock options and warrants are considered anti-dilutive.

The following table summarizes the weighted average shares outstanding for the three months ending June 30, 2009 and 2008:

	Three Months Ended June 30,
	2009	2008
Basic weighted average shares outstanding	16,233,021	15,977,941
Total stock options outstanding	529,400	1,264,340
Less: anti-dilutive stock options	(529,400)	(1,264,340)
Total warrants outstanding	695,408	1,934,707
Less: anti-dilutive warrants	(695,408)	(1,934,707)
Diluted weighted average shares outstanding	16,233,021	15,977,941

NOTE 3 — ACCRUED LIABILITIES

	June 30, 2009	March 31, 2009
Accrued royalties payable	$45,943	$363,445
Accrued salaries	17,646	—
Accrued milestone payments to developers or other development costs	600,000	600,000
Accrued paid time off	20,760	33,553
Accrued professional fees	127,500	105,000
Accrued commissions	73,109	73,109
Accrued interest	63,611	51,111
Other	13,432	22,877

Total	$962,001	$1,249,095

NOTE 4 — DEFERRED REVENUE

	June 30, 2009	March 31, 2009
Heroes Over Europe	$—	$4,750,000

Total	$—	$4,750,000

NOTE 5 — CONTRACTUAL OBLIGATIONS

Lease Commitments

In March 2008, we moved our corporate offices from Sausalito to San Anselmo, California. Our corporate offices are in leased space in San Anselmo, California of approximately 1,300 square feet at $2.03 per square foot per month. We believe that if we lost this lease, we could promptly relocate within ten miles on similar terms. Rent expense for the three months ended June 30, 2009 and 2008 was $7,925 and $5,284, respectively.

Approximate future minimum lease payments under non-cancelable office and equipment lease agreements are as follows:

Year ended March 31
2010	$24,706
2011	33,588
Total	$58,294

NOTE 6 – REVOLVING LINE OF CREDIT

On February 11, 2008, we entered into an uncommitted revolving line of credit agreement with Tiger Paw Capital Corporation, a corporation owned and operated by Mr. Kenny Cheung, then a member of the Company’s Board of Directors in the amount of $1,000,000 ("The Line"). The Line is available for working capital requirements. Any amounts drawn on the Line are payable on demand but in no event later than 90 days from the date each respective draw is made. The Line is an uncommitted obligation where Lender may decline to make advances under the Line, or terminate the Line, at any time and for any reason without prior notice to the Company.  The Line bears interest at the rate of 10% per annum and is payable to Lender on demand. Advances under the Line may be pre-paid without penalty. The line has a subordinated security interest to all present and future assets of the Company and carries no financial or operating covenants. As of June 30, 2009, we have drawn $510,000 on the Line and owe $63,611 in accrued interest.

NOTE 7 – SECURED CREDIT LOAN

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

Each of the above-referenced payments is referred to as “Settlement Payment Installments” and collectively, the four Settlement Payment Installments are referred to as the “Final Settlement Payment.” Payments one and two were made on a timely basis.

On March 19, 2009, the parties entered into an Amendment to the Standstill Agreement whereby in lieu of payments 3 and 4 above, we would pay $90,000 Canadian on March 20, 2009 and $235,000 Canadian on the earlier of signing a publishing agreement or April 30, 2009. The $90,000 Canadian was paid on a timely basis. and the final payment of $235,000 Canadian ($188,000 US) was made in June 2009 and the security on Red Mile assets has been released.

Each party has agreed to fully release the other party and its officers, directors, shareholders, agents, employees, representatives, successors and assigns from all claims, liabilities and causes of action including those arising out of the documents related to the secured loan and the merger agreement.

NOTE 8 — COMMON STOCK

In January 2009, the Company issued 255,080 shares in exchange for a like number of warrants.  These warrants had an exercise price of $0.00 per share.

NOTE 9 — STOCK OPTIONS AND STOCK COMPENSATION

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Period Ended June 30, 2009
Expected life (in years)	4.2 – 6.5
Risk free rate of return	4.0% - 5.13%
Volatility	50% - 80%
Dividend yield	-
Forfeiture rate	9% - 15%

The following table sets forth the total stock-based compensation expense for the three months ended June 30, 2009 and June 30, 2008, resulting from options awarded to employees and consultants.

	Three Months Ended June 30,
	2009	2008
General and administrative costs—consultants	$-	$3,355
General and administrative costs—employees	24,939	49,878
Stock-based compensation before income taxes	24,939	53,233
Income tax benefit	-	-
Total stock-based compensation expense after income taxes	$24,939	$53,233

During the year three months ended June 30, 2009, no options were granted.

On April 8, 2005, the Board of Directors approved the Red Mile Entertainment 2005 Stock Option Plan which permits the Board of Directors to grant to officers, directors, employees and third parties incentive stock options (“ISOs”), non-qualified stock options, restricted stock and stock appreciation rights (“SARs”). As of March 15, 2007, the Board of Directors and stockholders holding a majority of voting power voted to authorize the board of directors, at its discretion, to amend the 2005 Stock Option Plan. This amendment would take effect no sooner than May 14, 2007. Under the Amended Plan, options for 2,500,000 shares of common stock are reserved for issuance.  At June 30, 2009, 1,969,599 options are available for grant.  Options have been issued with exercise prices of between $0.66 and $4.00 per share as follows:

Option activity under the Amended Plan is as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at March 31, 2007	607,000	$2.28	-	$-
Granted	45,000	$0.83	-	-
Exercised	(143,068	$2.35	-	-
Forfeited or expired	(114,670)	$0.71	-	-
Outstanding at March 31, 2008	1,776,007	$0.88	-	-
Exercisable at March 31, 2008	676,007	$2.59	-	-
Granted	-	$-	-	-
Exercised	-	$-	-	-
Forfeited or expired	(1,179,940)	$2.90	-	-
Outstanding at March 31, 2009	596,067	$1.98	7.23	$-
Granted	-	$-	-	-
Exercised	-	$-	-	-
Forfeited or expired	(66,667)	$.05	-	-
Outstanding at June 30, 2009	529,400	$2.12	7.16	$-
Exercisable at June 30, 2009	383,289	$1.50	6.92	$-

June 30, 2009
Options Outstanding				Options Exercisable

	Number	Weighted Avg.	Weighted Avg.	Number	Weighted Avg.
Range of Exercise Prices	Outstanding	Remaining Life	Exercise Price	Exercisable	Exercise Price
$0.66 - $1.49	281,067	6.61	$0.68	281,067	$ 0.68
$2.35	30,000	8.15	$2.35	10,000	$ 2.35
$2.38 - $4.00	218,333	7.74	$3.94	92,222	$ 3.91
	529,400		$2.12	383,289	$ 1.50

In the case where shares have been granted to third parties, the fair value of such shares is recognized as an expense in the period issued using the Black-Scholes option pricing model.

In the case of shares granted to employees, the fair value of such shares is recognized as an expense over the service period. As of June 30, 2009, the fair value of options issued by the Company was $2,626,385 of which $1,389,891 has been forfeited. No options were issued during the three months ended June 30, 2009. Expense recognized for the three months ending June 30, 2009 was $24,939.  The unamortized cost remaining at June 30, 2009 was $236,262 with a weighted average expected term for recognition of 2.57 years. At the time of grant, the estimated fair values per option were from $0.63 to $2.94.

NOTE 10 — WARRANTS

The following table lists the total number of warrants outstanding as of June 30, 2009.

Expiring	Strike Price	Number of common shares
07/17/2009	$2.75	480,000
07/18/2009	$3.00	215,408

Total	$2.83	695,408

Emerging Issues Task Force Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (EITF 07-5) became effective for financial statements issued for fiscal years beginning after December 15, 2008. Therefore, the adoption of this EITF by the Company was effective April 1, 2009. The adoption of this EITF’s requirements can affect the accounting for warrants and many convertible instruments containing provisions that protect holders from a decline in the stock price (or “down round” provisions). We evaluated whether our warrants contain provisions that protect holders from declines in our stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective warrant agreements based on a variable that is not an input to the fair value of a “fixed-for-fixed” option. The Company determined that the outstanding warrants at June 30, 2009 to purchase 695,408 shares of common stock previously treated as equity were no longer afforded equity treatment and would have to be reclassified to a liability.  Under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), the fair value of this liability would be re-measured at the end of each reporting period with the change in value reported in the consolidated statement of operations. Based on the Company’s evaluation of the fair value of these warrants from issue date through June 30, 2009, the Company determined that the original fair value amounts were $662,900, while the value at April 1, 2009 and June 30, 2009 was zero.  Accordingly the cumulative effect catch-up adjustment resulting in a reclassification of $662,900 from additional paid in capital to accumulated deficit.

NOTE 11 - CONCENTRATIONS

Customer base
Our customer base includes distributors, co-publishers, and retailers of video games in the United States, Europe, and Australia. We review the credit worthiness of our customers on an ongoing basis, and believe that we need an allowance for potential credit losses at June, 30, 2009 of $99,839 compared to $125,370 at March 31, 2009. We also maintain a reserve for potential returns and price protection $140,000 at June 30, 2009 and $142,000 at March 31, 2009. These reserves are included in accounts payable. The receivables recorded from our customers are net of their reserves for uncollectible accounts. Account balances are charged off against the allowance when the Company believes it is probable that accounts receivable will not be recovered.

At June 30, 2009 and 2008 consolidated net revenue was immaterial.

Operations by Geographic Area

Our products are sold in North America, Europe, Australia, and Asia through third-party licensing arrangements, through distributors, and through retailers. The following table displays consolidated net revenue by location for the three months ended June 30, 2009:

Location	Revenue
North America	$3,239
Europe	-
$3,239

Location of assets

Our tangible assets, excluding inventory, are located at its corporate offices in Northern California and on loan to a third party developer in Melbourne, Australia. Inventory is located at several third party warehouse facilities, primarily in Minnesota.

NOTE 12 — OTHER INCOME

•
Heroes Over Europe.   In connection with our publishing agreement with Atari for Heroes Over Europe titles, on April 30, 2009 we entered into a Settlement Agreement (the “Settlement Agreement”) with Atari Interactive, Inc. (“Atari”) and IR Gurus Pty Ltd., dba Transmission Games (“Transmission”) to settle certain claims among the parties and to facilitate the transfer of rights in the interactive game with the working title “Heroes over Europe” (the “Title”) to a third-party publisher (the “New Publisher”). Under the Settlement Agreement, Atari had the irrevocable right to enter into a rights buyout agreement (the “Rights Buyout Agreement”) with the New Publisher to transfer to the New Publisher all rights that were granted or were purported to have been granted to Atari under the Publishing Agreement (the “Transferred Rights”). In the Settlement Agreement, Transmission granted to Atari a fully paid, irrevocable, worldwide license to the Transferred Rights and Red Mile acknowledged and affirmed the rights granted by Transmission. Red Mile also expressly waived and released all rights in the Transferred Rights. Upon the effectiveness of the Settlement Agreement, the Development Agreement, the Publishing Agreement, and the Buyout Agreement were terminated and of no further force or effect. Each party released the other parties from all known claims, including those arising under the Publishing Agreement, Development Agreement, or Buyout Agreement. Each party also made customary representations and warranties in the Settlement Agreement and agreed to indemnify, defend and hold the other parties harmless from all third-party claims in connection with any breach or alleged breach of their respective representations and warranties in the Settlement Agreement.  In exchange for the grant of rights and the release in the Settlement Agreement, Atari agreed to pay Red Mile $400,000 within fourteen days after the mutual execution of the Rights Buyout Agreement with the New Publisher. On April 30, 2009, Red Mile and Transmission entered into a letter agreement pertaining to certain sequel rights in the Title (the “Sequel Side Letter”). Under the Sequel Side Letter, if Transmission and the New Publisher determine that the New Publisher will not publish the first sequel, then Red Mile will have the right to bid on the sequel. Red Mile’s right to bid on the first sequel will expire on March 3, 2016. Similarly, if Red Mile submits a bid for the first sequel, Red Mile will have the same right to bid on the second sequel. Each party made customary representations and warranties in the Sequel Side Letter and each party agreed to indemnify, defend and hold the other harmless from claims arising out of such party’s breach of the Sequel Side Letter. The mutual execution of the Rights Buyout Agreement between Atari and the New Publisher was a condition precedent to the effectiveness of the Settlement Agreement and the Sequel Side Letter. We received the $400,000 payment in June 2009. As a result of these transactions. We recorded other income of $5,150,000 in the quarter ended June 30, 2009.

•
Jackass game.  In connection with our license agreement with MTVN relating to the Jackass intellectual property, we entered into a settlement agreement with MTVN pursuant to which MTVN agreed to pay us approximately $131,000 and forgive any monies due to it from the sale of the Jackass games. In exchange we agreed to return any MTVN documents and turn over our license right and transfer all of our  rights  to MTVN. As a result of this we recorded other income of $754,000 in the quarter ended June 30, 2009.

Note 13 —  NEW ACCOUNTING PRONOUNCEMENTS

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

In December 2007, the FASB issued proposed FASB Staff Position ("FSP") 157-b, "Effective Date of FASB Statement No. 157," that would permit a one-year deferral in applying the measurement provisions of Statement No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity's financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of Statement 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. This deferral did not apply, however, to an entity that applies Statement 157 in interim or annual financial statements before  FSP 157-b was finalized. Implementing the standard had  no impact on Red Mile’s financial position and results of operations.

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

Upon review and analysis by the Company, we have concluded that no FIN 48 effects were present as of June 30, 2009 or March 31, 2009 and our tax position has not materially changed.  For the three months ended June 30, , we did not identify and record any liabilities related to unrecognized income tax benefits.  The adoption of FIN 48 did not have a material impact our financial statements.

We recognize interest and penalties related to uncertain income tax positions in income tax expense. No interest and penalties related to uncertain income tax positions have been accrued.  Income tax returns for the fiscal tax year ended March 31, 2005 to the present are subject to examination by major tax jurisdictions.

EITF 07-01

In December 2007, the EITF reached a consensus on EITF No. 07-01, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property, or EITF 07-01. EITF 07-01 discusses the appropriate income statement presentation and classification for the activities and payments between the participants in arrangements related to the development and commercialization of intellectual property. The sufficiency of disclosure related to these arrangements is also specified. EITF 07-01 is effective for fiscal years beginning after December 15, 2008. As a result, EITF 07-01 was effective for us in the first quarter of fiscal 2010. Adoption of EITF 07-01 has not had a material impact on either our financial position or results of operations.

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

SFAS 161

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities -an amendment of SFAS 133  or SFAS 161. SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires: (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. This standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS 161has not had a material impact on our consolidated financial statements.

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

FSP APB 14-1

In May 2008, the FASB released FSP APB 14-1 Accounting For Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1) that alters the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements. FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Furthermore, it would require recognizing interest expense in prior periods pursuant to retrospective accounting treatment. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of FSP APB 14-1 has not had a material impact on our consolidated results of operations and financial condition.

 EITF 07-5

 In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock, or EITF 07-5. EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The implementation of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

SFAS 165

Effective June 30, 2009, the Company adopted SFAS No. 165, Subsequent Events (“FAS 165”).  FAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the date the financial statements are issued or available to be issued.  FAS 165 requires companies to reflect in their financial statements the effects of subsequent events that provide additional evidence about conditions at the balance-sheet date. Subsequent events that provide evidence about conditions that arose after the balance-sheet date should be disclosed if the financial statements would otherwise be misleading. Disclosures should include the nature of the event and either an estimate of its financial effect or a statement that an estimate cannot be made.

SFAS 168

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (the Codification), which will be effective for financial statements issued for interim and annual reporting periods ending after September 15, 2009.  The Codification is not expected to change U.S. generally accepted accounting principles but combines all nongovernmental authoritative standards into a comprehensive, topically organized online database. All other accounting literature excluded from the Codification will be considered nonauthoritative. The company will adopt the use of the Codification for the quarter ending September 30, 2009.  The company is currently evaluating the effect on its financial statement disclosures since all future references to authoritative accounting literature will be references in accordance with the Codification.

SFAS 107-1 and APB 28-1

In April 2009, the FASB issued SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (SFAS 107-1). SFAS 107-1 amends FASB No. 107, Disclosures about Fair Value of Financial Instruments, Prior to the issuance of FSP FAS No. 107-1 and APB Opinion No. 28-1, the fair values of those assets and liabilities were disclosed only annually. With the issuance of FSP FAS No. 107-1 and APB Opinion No. 28-1, the Company is now required to disclose this information on a quarterly basis, providing quantitative and qualitative information about fair value estimates for all financial instruments not measured in the Condensed Consolidated Balance Sheets at fair value. The adoption of FSP FAS No. 107-1 and APB Opinion No. 28-1 did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

These forward-looking statements are made as of the date of this Form 10-Q, and we assume no obligation to explain the reason why actual results may differ. In light of these assumptions, risks, and uncertainties, the forward-looking events discussed in this Form 10-Q might not occur. Factors that could cause or contribute to any differences are discussed in “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the period ended March 31, 2009. Except as required by Form 10-Q.  The information contained in this Form 10-Q is not a complete description of our business or the risks associated with an investment in our securities. Each reader should carefully review and consider the various disclosures made by us  in this Form 10-Qand in our other filings with the Securities and Exchange Commission.

Overview

In the past, we have developed and published interactive entertainment software games that are playable by consumers on home video game consoles, personal computers, and handheld video game players .  At the current time we are not actively developing or publishing any titles and cannot acquire any new games due to a lack of sufficient funds.

During the quarter ended June 30, 2009: we were involved in the following events, which have limited our ability to execute our business plan as contemplated:

•
Heroes Over Europe.   In connection with our publishing agreement with Atari for Heroes Over Europe titles, on April 30, 2009 we entered into a Settlement Agreement (the “Settlement Agreement”) with Atari Interactive, Inc. (“Atari”) and IR Gurus Pty Ltd., dba Transmission Games (“Transmission”) to settle certain claims among the parties and to facilitate the transfer of rights in the interactive game with the working title “Heroes over Europe” (the “Title”) to a third-party publisher (the “New Publisher”). Under the Settlement Agreement, Atari had the irrevocable right to enter into a rights buyout agreement (the “Rights Buyout Agreement”) with the New Publisher to transfer to the New Publisher all rights that were granted or were purported to have been granted to Atari under the Publishing Agreement (the “Transferred Rights”). In the Settlement Agreement, Transmission granted to Atari a fully paid, irrevocable, worldwide license to the Transferred Rights and Red Mile acknowledged and affirmed the rights granted by Transmission. Red Mile also expressly waived and released all rights in the Transferred Rights. Upon the effectiveness of the Settlement Agreement, the Development Agreement, the Publishing Agreement, and the Buyout Agreement were terminated and of no further force or effect. Each party released the other parties from all known claims, including those arising under the Publishing Agreement, Development Agreement, or Buyout Agreement. Each party also made customary representations and warranties in the Settlement Agreement and agreed to indemnify, defend and hold the other parties harmless from all third-party claims in connection with any breach or alleged breach of their respective representations and warranties in the Settlement Agreement.  In exchange for the grant of rights and the release in the Settlement Agreement, Atari agreed to pay Red Mile $400,000 within fourteen days after the mutual execution of the Rights Buyout Agreement with the New Publisher. On April 30, 2009, Red Mile and Transmission entered into a letter agreement pertaining to certain sequel rights in the Title (the “Sequel Side Letter”). Under the Sequel Side Letter, if Transmission and the New Publisher determine that the New Publisher will not publish the first sequel, then Red Mile will have the right to bid on the sequel. Red Mile’s right to bid on the first sequel will expire on March 3, 2016. Similarly, if Red Mile submits a bid for the first sequel, Red Mile will have the same right to bid on the second sequel. Each party made customary representations and warranties in the Sequel Side Letter and each party agreed to indemnify, defend and hold the other harmless from claims arising out of such party’s breach of the Sequel Side Letter. The mutual execution of the Rights Buyout Agreement between Atari and the New Publisher was a condition precedent to the effectiveness of the Settlement Agreement and the Sequel Side Letter. We received the $400,000 payment in June 2009. As a result of these transactions. We recorded other income of $5,150,000 in the quarter ended June 30, 2009.

•
Jackass game.  In connection with our license agreement with MTVN relating to the Jackass intellectual property, we entered into a settlement agreement with MTVN pursuant to which MTVN agreed to pay us approximately $131,000 and forgive any monies due to it from the sale of the Jackass games. In exchange we agreed to return any MTVN documents and turn over our license right and transfer all of our  rights  to MTVN.  As a result of this we recorded other income of $754,000 in the Quarter ending June 30, 2009.

•
Sin City. On May 18, 2007, we entered into a multi-year license agreement with Frank Miller, Inc., a New York corporation (“FMI”), pursuant to which we were  granted the exclusive rights for the multi-platform development, manufacturing, and publishing of all current and future games under the title “Sin City” (the “Title”) and all comic books and collections, graphic novels, and other books owned or controlled by FMI related to the Title, including all storylines of those comic books and graphic novels. Pursuant to the licensing agreement, we agreed to make scheduled payments to FMI.  On May 12, 2009, we received from FMI a notice of breach with respect to the Licensing Agreement, claiming that we failed to make a payment under the Licensing Agreement in the amount of $125,000 and demanding payment by May 25, 2009.  We are currently in discussions with FMI regarding future participation in Sin City Games.

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

On December 30, 2008, we entered into a Standstill Agreement (the “Standstill Agreement”) with SilverBirch whereby both parties agreed to forbear and standstill from exercising their respective rights and remedies against each other during the “Standstill Period”. Such period commenced on December 30, 2008 and ended on the “Standstill Termination Date”, the date which is the earlier of: (i) the date of the payment of the Final Settlement Payment (as such term is defined below); (ii) July 31, 2009; or (iii) the date that SilverBirch gave written notice to us of SilverBirch’s election to terminate the Standstill Period in the event we breached or failed to comply with any of the terms of the Standstill Agreement “Early Termination”. Under the Standstill Agreement, we agreed to repay SilverBirch $600,000 Canadian in four payments in connection with the secured credit loan and SilverBirch agreed to forgive $150,000 Canadian of such loan. The final payment on this loan was made in June 2009.

On February 11, 2008, we entered into an uncommitted revolving line of credit agreement with Tiger Paw Capital Corporation, a corporation owned and operated by Mr. Kenny Cheung, at the time a member of our  Board of Directors in the amount of $1,000,000 ("The Line"). The Line is available for working capital requirements. Any amounts drawn on the Line are payable on demand but in no event later than 90 days from the date each respective draw is made. The Line is an uncommitted obligation where Lender may decline to make advances under the Line, or terminate the Line, at any time and for any reason without prior notice to us..  The Line bears interest at the rate of 10% per annum and is payable to Lender on demand. Advances under the Line may be pre-paid without penalty.  The line has a subordinated security interest, to the secured credit agreement with Silverbirch, Inc. to all present and future assets of the Company and carries no financial or operating covenants. As of June 30, 2009, we have drawn $510,000 on the Line and owe $63,611in accrued interest.

At June 30, 2009, we had a working capital deficit of $1,822,438 compared to $7,32,467 at March 31, 2009.   This decrease was primarily a result of decrease of approximately $4.75 million in current liabilities from the Atari settlement.   Our current cash on hand as of June 30, 2009 was  approximately $9,000, compared to $72,286 at March 31, 2009.  The decrease in cash is a result of _continuing operating losses.  With our current cash and expected draws on the remaining balance available under our Line, we will not be able to develop new games and continue our business operations until the end of Fiscal 2010.  We currently need to raise additional capital in order to continue operating our business.

We anticipate needing an additional $10,000,000 to $15,000,000 to finance our planned operations over the next 24 months. We will be unable to publish any other additional games if we are unable to receive co-publishing advances or raise additional capital. If we are unable to continually identify, develop and publish games that are popular with the consumers on a regular basis, our business will suffer and we will ultimately cease our operations

RED MILE ENTERTAINMENT, INC.
Results of Operations

The unaudited results of operations for the three months ending June 30, 2009 and June 30, 2008 are as follows:

Summary of Unaudited Statements of Operations
Three Months Ended June 30, 2009 and 2008
Summary of Statements of Operations

	2009	2008	% Change
Revenue	$3,239	$37,087	(91)%
Cost of sales	11,623	49,362	(76)%
Gross margin	(8,384)	(12,275)
Operating expenses	385,621	963,768	(60)%
Net loss before interest, other income and provision for income taxes	(394,005)	(976,043)	(60)%
Interest income (expense), net	(12,500)	(27,138)
Other income (expense), net	5,904,184	(5,630)
Net income (loss) before income taxes	5,497,679	1,008,811
Income tax expense	-	(800)
Net income (loss)	$5,497,679	$(1,009,611)
Net income (loss) per common share - Basic and diluted	$0.34	$(0.06)
Shares used in computing basic and diluted net loss per share	16,233,021	15,977,941

Revenues

Revenues were $3,239 and $37,087 during the three months ended June 30, 2009 and 2008, respectively, a decrease of 91%.  The decrease is primarily due to decrease in sales of all of our games as they reached the end of their product life cycles. No new products were introduced in either quarter.

Our revenues are subject to material seasonal fluctuations. In particular, revenues in our third fiscal quarter will ordinarily be significantly higher than other fiscal quarters. Revenues recorded in our first fiscal quarter are not necessarily indicative of what our reported revenues will be for an entire fiscal year.

We currently have no games under development.  We are seeking games to publish, but unless we are successful raising additional capital, or merge with a company with capital or games under development we do not expect significant revenue in fiscal 2010.

We record revenues net of distribution fees.

Red Mile may be required to levy European Value Added Tax (“VAT”) and Australian Goods and Services Tax (“GST”) on shipments of products within the EU member countries, and Australia, respectively. Pursuant to EITF 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement”, Red Mile includes the taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction on a gross basis (included in revenues and costs). For the three months ended June 30, 2009 and 2008, respectively, no taxes assessed by a governmental authority were included revenue and cost of sales.

Cost of sales

Cost of sales were approximately $11,623 and $49,362 during the three months ended June 30, 2009 and 2008, respectively, a decrease of 76%  The decrease in cost of sales as compared to the prior year is primarily the result of the decrease in sales of our games as those games reached the end of their product life cycles.

Cost of sales for the three months ended June 30, 2009 consisted of:

Amortization of capitalized software development costs, cost of inventory sold, manufacturing and distribution costs	$1,275
Write down of inventory costs to net realizable value	10,348
Total	$11,623

Operating Expenses

Operating expenses for three months ended June 30, 2009 and 2008, respectively, were as follows:

	Three months ended June 30, 2009	Percent of total	Three months ended June 30, 2008	Percent Of total	Percent Decrease
Research and development costs	$43,864	11.4%	$268,721	27.9%	(84%)
General and administrative costs	319,443	82.8%	643,294	66.8%	(50%)
Marketing, sales and business development costs	22,314	5.8%	51,753	5.3%	(57%)

Total operating expenses	$385,621	100.0%	$963,768	100.0%

Research and Development Costs

Our research and development (R&D) expenses consist of the following: (i) costs incurred at our third party developers for which the game has not yet reached technological feasibility as described in SFAS 86; and (ii) costs incurred in our internal development group which are not capitalized into our games under development. All direct game development during the year was performed by third party developers under development and royalty contracts. These external development costs are capitalized upon the Company determining that the game has passed the technological feasibility standard of SFAS 86 and commencing upon product release, capitalized software development costs are amortized to cost of sales using the greater of the ratio of actual cumulative revenues during the quarter to the total of actual cumulative revenues during the quarter plus projected future revenues for each game or straight-line over the estimated remaining life of the product.

Certain internal costs are capitalized as part of the development costs of a game. During the three months ended June 30, 2009, we ceased development of our only game under development and therefore none of our internal costs were capitalized.

Research and development expenses were approximately $43,864 and $268,721 during the three months ended June 30, 2009 and 2008, respectively, a decrease of approximately 84%.  Virtually all of the costs for R&D during the three months ended June 30, 2009, related to costs incurred in the development of Sin City: the Game.

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

We expect research and development costs to be minimal unless and until we resolve our working capital requirements.

General and Administrative Costs

General and administrative costs were approximately $319,443 and $643,294 in the three months ended June 30, 2009 and 2008, respectively, a decrease of 50%. General and administrative (G&A) costs are comprised primarily of the costs of stock options issued to employees and consultants, employee salaries and benefits, professional fees (legal, accounting, investor relations, and consulting), facilities expenses, amortization and depreciation expenses, insurance costs, and travel. General and administrative costs primarily decreased due to a reduction in the number of employees including the Chief Financial Officer and by the Chairman and the CEO taking substantial salary reductions.

Sales, Marketing and Business Development Costs

Sales, marketing and business development costs were approximately $22,314 and $51,753 during the three months ended June 30, 2009 and 2008, respectively, a decrease of 57%. Sales, marketing, and business development costs consist primarily of employee salaries, employee benefits, consulting costs, public relations costs, promotional costs, marketing research, sales commissions, and sales support materials costs.  Sales, marketing, and business development costs decreased year over year primarily due to the Company no longer incurring marketing or promotional costs for any of its games and reduced headcount costs.

Interest Income (Expense), net

Interest income (expense), net were approximately ($12,500) and ($27,138) for the three months ended June 30, 2009 and 2008, respectively, a decrease of 54%. The decrease primarily reflects lower interest charges due to paying off the secured credit loan with Silverbirch Inc.

Other Income

Other expense for the three months ended June 30, 2009 relate primarily settlement of the dispute with Atari and Transmission which resulted in us recognizing $4.75 million in previously deferred revenue as well as the $400,000 settlement payment. In addition, we settled a dispute with MTV over the Jackass license and as a result of the settlement recorded other income of $754,000 due to a reduction in previously recorded royalties and marketing fees as well as an amount due of approximately $131,000.

Off-Balance Sheet Arrangements

At June 30, 2009, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

Effect of Recent Accounting Pronouncements

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

 EITF 07-5

 In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock, or EITF 07-5. EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The implementation of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

SFAS 165

Effective June 30, 2009, the Company adopted SFAS No. 165, Subsequent Events (“FAS 165”).  FAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the date the financial statements are issued or available to be issued.  FAS 165 requires companies to reflect in their financial statements the effects of subsequent events that provide additional evidence about conditions at the balance-sheet date. Subsequent events that provide evidence about conditions that arose after the balance-sheet date should be disclosed if the financial statements would otherwise be misleading. Disclosures should include the nature of the event and either an estimate of its financial effect or a statement that an estimate cannot be made.

SFAS 168

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (the Codification), which will be effective for financial statements issued for interim and annual reporting periods ending after September 15, 2009.  The Codification is not expected to change U.S. generally accepted accounting principles but combines all nongovernmental authoritative standards into a comprehensive, topically organized online database. All other accounting literature excluded from the Codification will be considered nonauthoritative. The company will adopt the use of the Codification for the quarter ending September 30, 2009.  The company is currently evaluating the effect on its financial statement disclosures since all future references to authoritative accounting literature will be references in accordance with the Codification.

SFAS 107-1 and APB 28-1

In April 2009, the FASB issued SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (SFAS 107-1). SFAS 107-1 amends FASB No. 107, Disclosures about Fair Value of Financial Instruments, Prior to the issuance of FSP FAS No. 107-1 and APB Opinion No. 28-1, the fair values of those assets and liabilities were disclosed only annually. With the issuance of FSP FAS No. 107-1 and APB Opinion No. 28-1, the Company is now required to disclose this information on a quarterly basis, providing quantitative and qualitative information about fair value estimates for all financial instruments not measured in the Condensed Consolidated Balance Sheets at fair value. The adoption of FSP FAS No. 107-1 and APB Opinion No. 28-1 did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

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

Management assessed the effectiveness of the company’s internal control over financial reporting as of June 30, 2009, and this assessment identified the following material weakness in the company’s internal control over financial reporting.

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

(b) Changes in Internal Control Over Financial Reporting

There have been no material changes in our  internal controls over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the quarter ended June 30, 2009 or subsequent to that date that have materially affected, or are reasonably likely to materially affect, our  internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material pending legal proceeding involving the Company or its property.

ITEM 1A. RISK FACTORS

Not Applicable.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item. 5. OTHER INFORMATION

None

Item 6.  EXHIBITS

Exhibit No.	Exhibit Description

2.1	Agreement and Plan of Merger among SilverBirch Inc., RME Merger Sub Corp., Red Mile Entertainment, Inc. and Kenny Cheung, as Representative, dated October 7, 2008 (1)
3.1	Articles of Incorporation (2)
3.2	By-Laws (2)
3.3	Certificate of Amendment to Certificate of Incorporation (3)
4.1	Articles of Merger (4)
4.2	Certificate of Merger (4)
4.3	Certificate of Amendment to Certificate of Incorporation (5)
4.4	Fiscal 2007 Employee Incentive Bonus Plan (6)
10.1	Buyout Agreement between Atari, Inc. and Red Mile Entertainment, Inc.(9)
10.2	Settlement Agreement among Red Mile Entertainment, Inc., Atari Interactive, Inc. and IR Gurus Pty, LTD., dated April 30, 2009(9)

10. 3	Side Sequel Letter Agreement between Red Mile Entertainment, Inc., and IR Gurus Pty, LTD., dated April 30, 2000 (9)
10.4	Second Amendment to Revolving Line of Credit Agreement and Promissory Note dated June 19, 2009 (7)
10.5	Settlement Agreement and General Release (8)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
____
* Filed Herewith
(1)___________________
(2)	Incorporated by reference to our Form 10-SB filed on December 1, 2004
(3)	Incorporated by reference to our Form 8-K filed on May 2, 2006
(4)	Incorporated by reference to our Form 8-K filed on May 10, 2006
(5)	Incorporated by reference to our Form 8-K filed on February 6, 2007
(6)	Incorporated by reference to our Form 8-K filed on October 30, 2006
(7)	Incorporated by reference to our Form 8-K filed on June 25, 2009
(8)	Incorporated by reference to our Form 8-K filed on July 9, 2009
(9)	Incorporated by reference to our Form 8-K filed on August 12, 2009.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RED MILE ENTERTAINMENT, INC.
(Registrant)
Date: August 18, 2009	By: /s/ Simon Price
Simon Price
Chief Executive Officer
(Principal Executive Officer and Principal Accounting Officer)